Form 10-Q
period 2013-03-30
POLYMER GROUP INC
filed 2013-05-09
CIK 927417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2013
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission file number: 001-14330
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
____________________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Number of common shares outstanding at May 3, 2013: 1,000. There is no public trading of the registrant's shares.

POLYMER GROUP, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

POLYMER GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
In thousands, except share data	March 30, 2013	December 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$74,627	$97,879
Accounts receivable, net	139,848	131,569
Inventories, net	96,892	94,964
Deferred income taxes	3,806	3,832
Other current assets	40,078	33,414
Total current assets	355,251	361,658
Property, plant and equipment, net of accumulated depreciation of $119,170 and $106,134, respectively	477,958	479,169
Goodwill	80,712	80,608
Intangible assets, net	73,637	75,663
Deferred income taxes	1,222	945
Other noncurrent assets	24,855	24,026
Total assets	$1,013,635	$1,022,069
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$1,411	$813
Accounts payable and accrued liabilities	193,176	196,905
Income taxes payable	3,716	3,841
Deferred income taxes	479	479
Current portion of long-term debt	21,463	19,477
Total current liabilities	220,245	221,515
Long-term debt	583,199	579,399
Deferred income taxes	33,045	33,181
Other noncurrent liabilities	47,611	48,772
Total liabilities	884,100	882,867
Commitments and contingencies
Shareholders’ equity:
Common stock — 1,000 shares issued and outstanding	—	—
Additional paid-in capital	256,416	256,180
Retained earnings (deficit)	(108,436)	(102,209)
Accumulated other comprehensive income (loss)	(18,445)	(14,769)
Total shareholders' equity	129,535	139,202
Total liabilities and shareholders' equity	$1,013,635	$1,022,069
See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

In thousands	Three Months Ended March 30, 2013	Three Months Ended March 31, 2012
Net sales	$287,082	$295,171
Cost of goods sold	(241,216)	(241,984)
Gross profit	45,866	53,187
Selling, general and administrative expenses	(34,342)	(34,131)
Special charges, net	(1,804)	(2,419)
Other operating, net	(340)	361
Operating income (loss)	9,380	16,998
Other income (expense):
Interest expense	(12,084)	(12,848)
Foreign currency and other, net	(1,420)	62
Income (loss) before income taxes	(4,124)	4,212
Income tax (provision) benefit	(2,103)	(4,477)
Net income (loss)	$(6,227)	$(265)

Other comprehensive income (loss):
Currency translation	$(3,772)	$4,823
Employee postretirement benefits, net of tax	96	—
Other comprehensive income (loss)	(3,676)	4,823
Comprehensive income (loss)	$(9,903)	$4,558
See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

In thousands	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance — December 29, 2012	1	$—	$256,180	$(102,209)	$(14,769)	$139,202
Net income (loss)	—	—	—	(6,227)	—	(6,227)
Share-based compensation	—	—	236	—	—	236
Employee benefit plans, net of tax	—	—	—	—	96	96
Currency translation	—	—	—	—	(3,772)	(3,772)
Balance — March 30, 2013	1	$—	$256,416	$(108,436)	$(18,445)	$129,535
See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

In thousands	Three Months Ended March 30, 2013	Three Months Ended March 31, 2012
Operating activities:
Net income (loss)	$(6,227)	$(265)
Adjustments for non-cash transactions:
Deferred income taxes	(28)	—
Depreciation and amortization expense	16,152	15,852
(Gain) loss on financial instruments	—	(147)
(Gain) loss on sale of assets, net	67	(6)
Non-cash compensation	236	204
Changes in operating assets and liabilities:
Accounts receivable	(9,884)	428
Inventories	(3,246)	5,756
Other current assets	(6,364)	(2,883)
Accounts payable and accrued liabilities	(3,534)	(2,381)
Other, net	(1,883)	3,056
Net cash provided by (used in) operating activities	(14,711)	19,614
Investing activities:
Purchases of property, plant and equipment	(14,317)	(13,312)
Proceeds from sale of assets	11	1,657
Acquisition of intangibles and other	(53)	(56)
Net cash provided by (used in) investing activities	(14,359)	(11,711)
Financing activities:
Proceeds from long-term borrowings	6,666	24
Proceeds from short-term borrowings	1,446	1,441
Repayment of long-term borrowings	(912)	(940)
Repayment of short-term borrowings	(848)	(2,072)
Net cash provided by (used in) financing activities	6,352	(1,547)
Effect of exchange rate changes on cash	(534)	523
Net change in cash and cash equivalents	(23,252)	6,879
Cash and cash equivalents - beginning of period	97,879	72,742
Cash and cash equivalents - end of period	$74,627	$79,621
Supplemental disclosures of cash flow information:
Cash payments for interest	$22,300	$23,537
Cash payments (receipts) for taxes, net	$3,435	$2,720
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
Note 2.  Basis of Presentation
The accompanying consolidated financial statements reflect the consolidated operations of the Company and have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) as defined by the Financial Accounting Standards Board (“FASB”) within the FASB Accounting Standards Codification (“ASC”). In the opinion of management, the accompanying consolidated financial statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the consolidated results for the periods presented. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Polymer Group, Inc. Annual Report on Form 10-K for the year ended December 29, 2012.
On January 28, 2011, pursuant to an Agreement and Plan of Merger, dated as of October 4, 2010, the Company was acquired by affiliates of the Blackstone Group (“Blackstone”), along with certain members of the Company's management (the "Merger"), for an aggregate purchase price valued at $403.5 million. As a result, the Company became a privately-held company. The Merger was financed by $560.0 million in aggregate principal of debt financing as well as common equity capital. In addition, the Company repaid its existing outstanding debt. Although the Company continues to operate as the same legal entity subsequent to the Merger and related change in control, a new entity was created for accounting purposes as of January 28, 2011. As a result, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. Under the guidance of the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin Topic 5J, “New Basis of Accounting Required in Certain Circumstances,” push-down accounting is required when such transactions result in an entity being substantially wholly-owned. Therefore, the basis in shares of common stock of the Company has been "pushed down" to the Company from Scorpio Holdings Corporation, a Delaware corporation ("Holdings") that owns 100% of the issued and outstanding stock of Scorpio Acquisition Corporation, a Delaware corporation ("Parent") that owns 100% of the issued and outstanding common stock of the Company.
The Company's fiscal year is based on a 52 week period ending on the Saturday closest to each December 31. Therefore, the financial results of 53-week fiscal years, and the associated 14-week quarters, will not be comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The three months ended March 30, 2013 and March 31, 2012 each contain operating results for 13 weeks.
Note 3. Recent Accounting Pronouncements
In February 2013, the FASB issued Accounting Standards Update No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"), which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, ASU 2013-02 requires an entity to present, either on the face of the income statement or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this guidance concerns disclosure only and did not have an impact on the Company's financial results. See Note 11 for additional information.
Note 4.  Accounts Receivable Factoring Agreements
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
The Company has a U.S. based program where certain U.S. based receivables are sold to an unrelated third-party financial institution. Under the current terms of the U.S. agreement, the maximum amount of outstanding advances at any one time is $20.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. In addition, the Company's subsidiaries in Mexico, Colombia, Spain and the Netherlands have entered into factoring agreements to sell certain receivables to unrelated third-party financial institutions. Under the terms of the non-U.S. agreements, the maximum amount of outstanding advances at any one time is $49.7 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold.
The following is a summary of receivables sold to the third-party financial institutions that existed at the following balance sheet dates:

In thousands	March 30, 2013	December 29, 2012
Trade receivables sold to financial institutions	$54,844	$48,767
Amounts received from financial institutions	47,314	41,937
Amounts due from financial institutions	$7,530	$6,830
The Company sold $101.8 million and $88.8 million of receivables under the terms of the factoring agreements during the three months ended March 30, 2013 and March 31, 2012, respectively. The increase is primarily related to the inclusion of the Netherlands, which entered into a factoring agreement in March 2012. The Company pays a factoring fee associated with the sale of receivables based on the dollar of the receivables sold. Amounts incurred were $0.3 million and $0.3 million during the three months ended March 30, 2013 and March 31, 2012, respectively.
Note 5.  Inventories, Net
At March 30, 2013 and December 29, 2012, the major classes of inventory were as follows:

In thousands	March 30, 2013	December 29, 2012
Raw materials and supplies	$42,438	$41,070
Work in process	14,493	14,299
Finished goods	39,961	39,595
Total	$96,892	$94,964
Inventories are stated at the lower of cost, determined on the first-in, first-out ("FIFO") method, or fair market value. The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to net realizable value. Reserve balances, primarily related to obsolete and slow-moving inventories, were $3.1 million and $3.3 million at March 30, 2013 and December 29, 2012, respectively.
Note 6. Intangible Assets
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

The following table sets forth the gross amount and accumulated amortization of the Company's intangible assets at March 30, 2013 and December 29, 2012:

In thousands	March 30, 2013	December 29, 2012
Technology	$31,900	$31,900
Customer relationships	16,896	16,869
Loan acquisition costs	19,472	19,472
Other	498	446
Total gross finite-lived intangible assets	68,766	68,687
Accumulated amortization	(18,629)	(16,524)
Total net finite-lived intangible assets	50,137	52,163
Tradenames (indefinite-lived)	23,500	23,500
Total	$73,637	$75,663
As of March 30, 2013, the Company had recorded intangible assets of $73.6 million. Included in this amount are loan acquisition costs incurred in association with the Merger. These expenditures represent the cost of obtaining financings that are capitalized in the balance sheet and amortized over the term of the loans to which such costs relate.
Amortization of intangible assets was $2.1 million and $2.1 million for the three months ended March 30, 2013 and March 31, 2012, respectively, of which $0.6 million and $0.7 million were charged to Interest expense, respectively, related to the amortization of loan acquisition costs. Estimated amortization expense on existing intangible assets for each of the next five years, including fiscal year 2013, is expected to approximate $8 million in 2013, $7 million in 2014, $7 million in 2015, $7 million in 2016 and $7 million in 2017.
Note 7.  Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

In thousands	March 30, 2013	December 29, 2012
Accounts payable to vendors	$135,308	$127,969
Accrued salaries, wages, incentive compensation and other fringe benefits	23,344	21,759
Accrued interest	7,821	18,630
Other accrued expenses	26,703	28,547
Total	$193,176	$196,905
Note 8.  Debt
The following table presents the Company's long-term debt at March 30, 2013 and December 29, 2012:

In thousands	March 30, 2013	December 29, 2012
Senior Secured Notes	$560,000	$560,000
ABL Facility	—	—
Argentine Facility	10,842	11,674
China credit facilities:
China Credit Facility — Healthcare	15,981	15,981
China Credit Facility — Hygiene	17,642	10,977
Capital lease obligations	197	244
Total debt	604,662	598,876
Less: Current maturities	(21,463)	(19,477)
Total long-term debt	$583,199	$579,399

The fair value of the Company's long-term debt was $649.0 million at March 30, 2013 and $640.0 million at December 29, 2012. The fair value of long-term debt is based upon quoted market prices in inactive markets or on available rates for debt with similar terms and maturities (Level 2).
Senior Secured Notes
In connection with the Merger, the Company issued $560.0 million of 7.75% Senior Secured Notes on January 28, 2011. The notes are due in 2019 and are fully and unconditionally guaranteed, jointly and severally on a senior secured basis, by each of the Polymer Group's wholly-owned domestic subsidiaries. Interest on the notes is paid semi-annually on February 1 and August 1.
The agreement governing the Senior Secured Notes, among other restrictions, limits the Company's ability and the ability of the Company's restricted subsidiaries to: (i) incur or guarantee additional debt or issue disqualified stock or preferred stock; (ii) pay dividends and make other distributions on, or redeem or repurchase, capital stock; (iii) make certain investments; (iv) repurchase stock; (v) incur certain liens; (vi) enter into transactions with affiliates; (vii) merge or consolidate; (viii) enter into agreements that restrict the ability of subsidiaries to make dividends or other payments to Polymer Group, Inc.; (ix) designate restricted subsidiaries as unrestricted subsidiaries; and (x) transfer or sell assets. However, subject to certain exceptions, the indenture permits the Company and its restricted subsidiaries to incur additional indebtedness, including senior indebtedness and secured indebtedness. The indenture also does not limit the amount of additional indebtedness that Parent or its parent entities may incur.
Under the agreement governing the Senior Secured Notes and under the credit agreement governing the senior secured asset-based revolving credit facility, the Company's ability to engage in activities such as incurring additional indebtedness, making investments, refinancing certain indebtedness, paying dividends and entering into certain merger transactions is governed, in part, by the Company's ability to satisfy tests based on Adjusted EBITDA as defined in the indenture.
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
On October 5, 2012, the Company entered into an amended and restated ABL Facility. The amended and restated facility extended the maturity date to October 5, 2016 as well as made certain pricing and other changes to the original agreement. The Company maintained the option to request that the ABL Facility be increased by an amount not to exceed $20.0 million, subject to certain rights of the administrative agent, swing line lender and issuing banks with respect to the lenders providing commitments for such increase. As of March 30, 2013, the Company had no outstanding borrowings under the ABL Facility. Borrowing base availability was $29.6 million, however, outstanding letters of credit in the aggregate amount of $11.0 million left $18.6 million available for additional borrowings. The aforementioned letters of credit were primarily provided to certain administrative service providers and financial institutions. None of these letters of credit had been drawn on as of March 30, 2013.
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
In connection with the Merger, the Company repaid and terminated the Argentine peso-denominated loan. In addition, the U.S. denominated loan was adjusted to reflect its fair value as of the date of the Merger. As a result, the Company recorded a contra-liability in Long-term debt and will amortize the balance over the remaining life of the facility. At March 30, 2013, the face amount of the outstanding indebtedness under the U.S. dollar-denominated loan was $11.2 million, with a carrying amount of $10.8 million and a weighted average interest rate of 3.19%.
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
The maximum borrowings available under the facility, excluding any interest added to principal, were $20.0 million. The Company repaid $4.0 million of the principal balance in the fourth quarter of 2012. As a result, the outstanding balance under the Healthcare Facility was $16.0 million at December 29, 2012, with a weighted average interest rate of 5.44%. As of March 30, 2013, the outstanding balance under the Healthcare Facility was $16.0 million with a weighted-average interest rate of 5.42%. The outstanding balance is scheduled to be repaid during 2013 using a combination of existing cash balances and cash generated from operations.
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
The maximum borrowings available under the facility, excluding any interest added to principal, were $25.0 million. As of December 29, 2012, the outstanding balance under the Hygiene Facility was $11.0 million with a weighted-average interest rate of 5.51%. As of March 30, 2013, the outstanding balance under the Hygiene Facility was $17.6 million with a weighted average interest rate of 5.48%. In addition, the Company had $9.4 million of outstanding letters of credit that expired during the three months ended March 30, 2013. The Company's first payment on the outstanding principal is due in late 2013.
Other Indebtedness
The Company periodically enters into short-term credit facilities in order to finance various liquidity requirements. At March 30, 2013, outstanding amounts related to such facilities were $1.4 million, which are being used to finance insurance premium payments. The weighted average interest rate on these borrowings was 2.44%. At December 29, 2012, amounts outstanding under these facilities was $0.8 million at a weighted average interest rate of 2.46%. Borrowings are included in Short-term borrowings in the Consolidated Balance Sheets.

The Company also has documentary letters of credit not associated with the ABL Facility, Healthcare Facility or the Hygiene Facility. These letters of credit were primarily provided to certain raw material vendors and amounted to $5.9 million and $6.9 million at March 30, 2013 and December 29, 2012, respectively. None of these letters of credit have been drawn upon.
Note 9.  Derivative Instruments
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
The following table presents the fair values of the Company's derivative instruments included within Accounts payable and accrued expenses on the Consolidated Balance Sheets as of March 30, 2013 and December 29, 2012:

	As of March 30, 2013		As of December 29, 2012
In thousands	Notional	Fair Value	Notional	Fair Value
Designated hedges:
Hygiene contracts	$12,779	$(1,309)	$22,554	$(1,248)
Undesignated hedges:
Healthcare contracts	—	—	—	—
Total	$12,779	$(1,309)	$22,554	$(1,248)
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
The following table represents the amount of (gain) or loss associated with derivatives designated as hedges affecting Foreign currency and other, net in the Consolidated Statement of Operations:

In thousands	Three Months Ended March 30, 2013	Three Months Ended March 31, 2012
Designated hedges:
Hygiene contracts	61	(1,226)
Undesignated hedges:
Healthcare contracts	—	(147)
Total	$61	$(1,373)
Gains and losses associated with the Company's designated fair value hedges are materially offset within Foreign currency and other, net by the changes in the fair value of the underlying transactions. However, once the hedge is undesignated, the fair value of the underlying transaction is no longer recognized in earnings.
Note 10.  Fair Value of Financial Instruments
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
The following tables present the fair value and hierarchy levels for the Company's assets and liabilities, which are measured at fair value on a recurring basis as of the following periods:

In thousands	Level 1	Level 2	Level 3	March 30, 2013
Assets
Firm commitment	$—	$1,309	$—	$1,309

Liabilities
Hygiene contracts	—	(1,309)	—	(1,309)

In thousands	Level 1	Level 2	Level 3	December 29, 2012
Assets
Firm commitment	$—	$1,248	$—	$1,248

Liabilities
Hygiene contracts	—	(1,248)	—	(1,248)
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

The fair values of cash and cash equivalents, accounts receivable, inventories, short-term borrowings and accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of these instruments. The methodologies used by the Company to determine the fair value of its financial assets and liabilities at March 30, 2013 are the same as those used at December 29, 2012. As a result, there have been no transfers between Level 1 and Level 2 categories.
Level 2 to Level 1 assets -no
Level 1 to Level 2 liabilities - no
Level 2 to Level 1 liabilities - no

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
The components of the Company's pension related costs for the following periods are as follows:

In thousands	Three Months Ended March 30, 2013	Three Months Ended March 31, 2012
Service cost	$844	$510
Interest cost	1,391	1,442
Return on plan assets	(1,884)	(1,616)
Curtailment / settlement (gain) loss	—	—
Net amortization of:
Transition costs and other	88	(16)
Net periodic benefit cost	$439	$320
During the fourth quarter of 2012, the Company completed the liquidation of two pension plans related to its former Dominion Textile, Inc. business in Canada. All pension benefits legally owed to plan participants were fully paid from plan assets by the end of 2012. Excess plan assets left in the trust after all participants were paid was $0.3 million and is reported within Other current assets in the Company's Consolidated Balance Sheet at December 29, 2012. The surplus was received by the Company in the first quarter of 2013. As a result of the liquidation of these plans during 2012, the Company recognized a settlement loss of $0.8 million within Special charges, net in the Company's Consolidated Statement of Operations.
The Company’s practice is to fund amounts for its qualified pension plans at least sufficient to meet the minimum requirements set forth in applicable employee benefit laws and local tax laws. In addition, the Company manages these plans to ensure that all present and future benefit obligations are met as they come due. During the three months ended March 30, 2013, employer contributions totaled $1.7 million. Full year contributions are expected to approximate $5.3 million.
Postretirement Plans
The Company sponsors several non-U.S. postretirement plans that provide healthcare benefits to cover certain eligible employees. These plans have no plan assets, but instead are funded by the Company on a pay-as-you-go basis in the form of direct benefit payments.
The components of the Company's postretirement related costs for the following periods are as follows:

In thousands	Three Months Ended March 30, 2013	Three Months Ended March 31, 2012
Service cost	$15	$18
Interest cost	46	54
Curtailment / settlement (gain) loss	—	—
Net amortization of:
Transition costs and other	9	6
Net periodic benefit cost	$70	$78
For the three months ended March 30, 2013 and March 31, 2012, reclassifications out of accumulated other comprehensive income (loss) totaled $0.1 million and less than $0.1 million, respectively. These amounts related to net actuarial gains/losses included in the computation of net periodic benefit cost for both pension and postretirement benefit plans.
Defined Contribution Plans
The Company sponsors several defined contribution plans through its domestic subsidiaries covering employees who meet certain service requirements.  The Company makes matching contributions to the plans based upon a percentage of the employee's contribution in the case of its 401(k) plans and makes safe harbor contributions based on the employee's eligibility to participate in the plan.  In the case of the non-qualified Executive Retirement Plan, the Company does not make any contributions.
Note 12.  Income Taxes
The Company accounts for its provision for income taxes in accordance with ASC 740, "Income Taxes," which requires an estimate of the annual effective tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year. For the three months ended March 30, 2013, the combination of the

Company's income tax provision and recorded loss from operations before income taxes resulted in a negative 51.0% effective tax rate for the period. For the three months ended March 31, 2012, the effective tax rate was 106.3%. The effective tax rate for the three months ended March 30, 2013 is different than the Company's statutory tax rate primarily due to losses in certain jurisdictions for which no income tax benefits are anticipated, foreign withholding taxes for which tax credits are not anticipated, changes in the amounts of tax uncertainties and foreign taxes calculated at statutory rates different than the U.S. statutory rate.
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes and (b) operating loss and tax credit carryforwards. A valuation allowance is recorded when, based on the weight of the evidence, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. The realization of the deferred tax asset depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdiction. At March 30, 2013, the Company has a net deferred tax liability of $28.5 million.
At March 30, 2013, the Company had unrecognized tax benefits of $24.2 million, of which $11.4 million relates to accrued interest and penalties. These amounts are included within Other noncurrent liabilities within the accompanying consolidated balance sheet. The total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate is $24.2 million as of March 30, 2013. Included in the balance as of March 30, 2013 is $4.2 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount is comprised of items which relate to the lapse of statute of limitations or the settlement of issues. The Company recognizes interest and/or penalties related to income taxes as a component of income tax expense.
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
The major jurisdictions where the Company files income tax returns include the United States, Canada, China, the Netherlands, France, Germany, Spain, Mexico, Colombia, and Argentina. As of March 30, 2013, the Company has a number of open tax years with various taxing jurisdictions that range from 2003 to 2012. The results of current tax audits and reviews related to open tax years have not been finalized, and management believes that the ultimate outcomes of these audits and reviews will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Note 13.  Special Charges, Net
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

In thousands	Three Months Ended March 30, 2013	Three Months Ended March 31, 2012
Restructuring and plant realignment costs
Internal redesign and restructure of global operations	$1,543	$747
Plant realignment costs	96	673
IS support initiative	7	277
Other restructure initiatives	—	50
Total restructuring and plant realignment costs	1,646	1,747
Acquisition and merger related costs
Blackstone acquisition costs	—	361
Total acquisition and merger related costs	—	361
Other special charges
Other charges	158	311
Total other special charges	158	311
Total special charges, net	$1,804	$2,419
Restructuring and Plant Realignment Costs
Internal redesign and restructuring of global operations
During 2012, the Company initiated the internal redesign and restructuring of its global operations for the purposes of realigning and repositioning the Company to consolidate the benefits of its global footprint, align resources and capabilities with future growth opportunities and provide for a more efficient structure to serve existing markets. During the three months ended March 30, 2013, the Company incurred $1.5 million associated with this initiative, of which $1.2 million related to professional consulting fees and $0.1 million related to employee separations. Costs related to employee relocation, recruitment and other administrative costs were $0.2 million. During the three months ended March 31, 2012, the Company incurred $0.7 million, which related to professional consulting fees.
Plant Realignment Costs
The Company incurs costs associated with ongoing restructuring initiatives intended to result in lower working capital levels and improve operating performance and profitability. Costs associated with these initiatives include improving manufacturing productivity, reducing headcount, realignment of management structures, reducing corporate costs and rationalizing certain assets, businesses and employee benefit programs. For the three months ended March 30, 2013 and March 31, 2012, the Company incurred costs of $0.1 million and $0.7 million, respectively, associated with plant realignment initiatives primarily in the Americas and Europe regions.
IS Support Initiative
During 2012, the Company launched an initiative to utilize a third-party service provider for its Information Systems support tactical functions, including: service desk; desktop/end-user computing; server administration; network services; data center operations; database and applications development; and maintenance. For the three months ended March 30, 2013 and March 31, 2012, the Company incurred less than $0.01 million and $0.3 million, respectively, associated with this initiative, which consisted primarily of employee separation and severance expenses.
Other Restructuring Initiatives
The Company incurs costs associated with less significant ongoing restructuring initiatives resulting from the continuous evaluation of opportunities to optimize the manufacturing process. During the three months ended March 31, 2012, costs associated with these initiatives were $0.1 million.
The changes in the restructuring reserves were as follows:

In thousands	Three Months Ended March 30, 2013	Three Months Ended March 31, 2012
Beginning balance	$6,278	$1,100
Additions	188	1,747
Cash payments	(2,535)	(1,533)
Adjustments	(57)	39
Ending balance	$3,874	$1,353
The Company accounts for its restructuring programs in accordance with ASC 712, "Compensation - Non-retirement Postemployment Benefits" ("ASC 712") and anticipates that the substantial majority of the remaining accrued liability will be paid by the end of 2013.
Acquisition and Merger Related Costs
Blackstone Acquisition Costs
As a result of the Merger on January 28, 2011, the Company incurred direct acquisition costs associated with the transaction including investment banking, legal, accounting and other fees for professional services. For the three months ended March 31, 2012, the Company incurred $0.4 million of costs associated with the Merger.
Other Special Charges
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
Note 14.  Other Operating, Net
Transactions that are denominated in a currency other than an entity's functional currency are subject to changes in exchange rates with the resulting gains and losses recorded within current earnings. The Company includes these gains and losses related to receivables and payables as well as the impacts of other operating transactions as a component of Operating income (loss).
For the three months ended March 30, 2013, the Company recognized a loss of $0.3 million within Other operating, net. Amounts associated with foreign currency losses totaled $0.4 million and other miscellaneous income was $0.1 million. For the three months ended March 31, 2012, the Company recognized income of $0.4 million associated with foreign currency gains.
Note 15. Foreign Currency and Other, Net
Transactions that are denominated in a currency other than an entity's functional currency are subject to changes in exchange rates with the resulting gains and losses recorded within current earnings. The Company includes these gains and losses related to intercompany loans and debt as well as other non-operating activities as a component of Other income (expense).
For the three months ended March 30, 2013, the Company recognized a loss of $1.4 million within Foreign currency and other, net. Amounts associated with foreign currency losses totaled $1.0 million and other non-operating expenses were $0.4 million. For the three months ended March 31, 2012, the Company recognized income of $0.1 million. Amounts associated with foreign currency gains totaled $0.3 million, partially offset by other non-operating expenses of $0.2 million.
Note 16.  Commitments and Contingencies
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
Equipment Lease Agreement
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
China Hygiene Expansion
In the second quarter of 2011, the Company entered into a firm purchase agreement to acquire a spunmelt line to be installed in Suzhou, China that will manufacture nonwoven products primarily for the hygiene market. The Company plans to fund the project using a combination of existing cash balances, internal cash flows and the Hygiene Facility. As of March 30, 2013, the estimated total remaining project costs related to the firm commitment to purchase equipment was $12.8 million. As a result of the firm commitment being denominated in Euros, we entered into a series of foreign exchange forward contracts with a third-party financial institution to purchase fixed amount of Euros on specified future dates that coincide with the payment amounts and the dates of the payments.
Note 17.  Segment Information
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
During 2012, the Company approved the internal redesign and restructuring of its global operations for the purposes of realigning and repositioning the Company to consolidate the benefits of its global footprint, align resources and capabilities with future growth opportunities and provide for a more efficient structure to serve existing markets. As part of the change, the Company eliminated the Latin America Nonwovens segment and merged it with the U.S. Nonwoven segment to create the Americas Nonwoven segment. The Company's segments are now as follows: Americas Nonwovens, Europe Nonwovens, Asia Nonwovens and Oriented Polymers segments. Segment information for all years has been revised to reflect the new structure.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that the segment results are prepared on a management basis that is consistent with the manner in which the Company desegregates financial information for internal review and decision making. Intercompany sales between the segments are eliminated.
Financial data by segment is as follows:

In thousands	Three Months Ended March 30, 2013	Three Months Ended March 31, 2012
Net sales
Americas Nonwovens	$153,004	$165,893
Europe Nonwovens	78,274	75,667
Asia Nonwovens	37,967	36,423
Oriented Polymers	17,837	17,188
Total	$287,082	$295,171

Operating income (loss)
Americas Nonwovens	$11,474	$19,289
Europe Nonwovens	3,292	3,647
Asia Nonwovens	4,553	4,011
Oriented Polymers	1,593	1,677
Unallocated Corporate	(9,692)	(9,368)
Eliminations	(36)	161
Subtotal	11,184	19,417
Special charges, net	(1,804)	(2,419)
Total	$9,380	$16,998

Depreciation and amortization expense
Americas Nonwovens	$8,317	$8,337
Europe Nonwovens	3,059	2,695
Asia Nonwovens	3,389	3,317
Oriented Polymers	348	381
Unallocated Corporate	432	437
Subtotal	15,545	15,167
Amortization of loan acquisition costs	607	685
Total	$16,152	$15,852

Capital spending
Americas Nonwovens	$818	$640
Europe Nonwovens	548	2,243
Asia Nonwovens	12,559	9,709
Oriented Polymers	125	86
Corporate	267	634
Total	$14,317	$13,312

In thousands	March 30, 2013	December 29, 2012
Division assets
Americas Nonwovens	$494,577	$513,765
Europe Nonwovens	197,831	202,139
Asia Nonwovens	255,873	248,790
Oriented Polymers	28,626	25,329
Corporate	36,728	32,046
Total	$1,013,635	$1,022,069
Note 18.  Certain Relationships and Related Party Transactions
In connection with the Merger, Holdings entered into a shareholders agreement (the “Shareholders Agreement”) with Blackstone and certain members of the Company's management. The Shareholders Agreement governs certain matters relating to ownership of Holdings, including the election of directors of our parent companies, restrictions on the issuance or transfer of shares, including tag-along rights and drag-along rights, other special corporate governance provisions and registration rights (including customary indemnification provisions). As of March 30, 2013, the Board of Directors of the Company includes three Blackstone members, three outside members and the Company’s Chief Executive Officer. Furthermore, Blackstone has the power to designate all of the members of the Board of Directors of the Company and the right to remove any or all directors, with or without cause.
Management Services Agreement
Upon the completion of the Merger, the Company became subject to a management services agreement (“Management Services Agreement”) with Blackstone Management Partners V L.L.C. (“BMP”), an affiliate of Blackstone. Under the Management Services Agreement, BMP (including through its affiliates) has agreed to provide certain monitoring, advisory and consulting services for an annual non-refundable advisory fee, to be paid at the beginning of each fiscal year, equal to the greater of (i) $3.0 million or (ii) 2.0% of the Company’s consolidated EBITDA (as defined under the credit agreement governing our ABL Facility) for the immediately preceding fiscal year. The amount of such fee shall be initially paid based on the Company’s then most current estimate of the Company’s projected EBITDA amount for the fiscal year immediately preceding the date upon which the advisory fee is paid. After completion of the fiscal year to which the fee relates and following the availability of audited financial statements for such period, the parties will recalculate the amount of such fee based on the actual consolidated EBITDA for such period and the Company or BMP, as applicable, shall adjust such payment as necessary based on the recalculated amount. Based on the Company’s fiscal 2012 financial performance, the advisory fee for the fiscal year ended December 29, 2012 remained at $3.0 million. With respect to the fiscal 2013 advisory fee, the Company paid $3.0 million during the first quarter of 2013. These amounts are included in Selling, general and administrative expenses in the Consolidated Statements of Operations.
Other Relationships
Blackstone and its affiliates have ownership interests in a broad range of companies. We may enter into commercial transactions in the ordinary course of our business with some of these companies, including the sale of goods and services and the purchase of goods and services.
Note 19.  Financial Guarantees and Condensed Consolidating Financial Statements
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
The following Condensed Consolidating Financial Statements are presented to satisfy the disclosure requirements of Rule 3-10 of Regulation S-X. In accordance with Rule 3-10, the subsidiary guarantors are all 100% owned by PGI (the “Issuer”). The guarantees on the Senior Secured Notes are full and unconditional and all guarantees are joint and several. The information presents Condensed Consolidating Balance Sheets as of March 30, 2013 and December 29, 2012 and Condensed Consolidating Statements of Operations and Condensed Consolidating Statements of Cash Flows for the three months ended March 30, 2013 and March 31, 2012 of (1) PGI (Issuer), (2) the Guarantors, (3) the Non-Guarantors and (4) consolidating eliminations to arrive at the information for the Company on a consolidated basis.
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

Condensed Consolidating Balance Sheet
As of March 30, 2013

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$4,060	$15,234	$55,333	$—	$74,627
Accounts receivable, net	—	24,913	114,935	—	139,848
Inventories, net	(52)	21,025	75,919	—	96,892
Deferred income taxes	—	613	3,806	(613)	3,806
Other current assets	3,908	10,017	26,153	—	40,078
Total current assets	7,916	71,802	276,146	(613)	355,251
Property, plant and equipment, net	38,212	96,687	343,059	—	477,958
Goodwill	—	20,718	59,994	—	80,712
Intangible assets, net	23,483	41,715	8,439	—	73,637
Net investment in and advances to (from) subsidiaries	644,908	756,142	(169,899)	(1,231,151)	—
Deferred income taxes	—	—	1,222	—	1,222
Other noncurrent assets	306	5,645	18,904	—	24,855
Total assets	$714,825	$992,709	$537,865	$(1,231,764)	$1,013,635
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$1,411	$—	$—	$—	$1,411
Accounts payable and accrued liabilities	17,985	38,875	136,316	—	193,176
Income taxes payable	—	—	3,716	—	3,716
Deferred income taxes	331	—	14	134	479
Current portion of long-term debt	107	—	21,356	—	21,463
Total current liabilities	19,834	38,875	161,402	134	220,245
Long-term debt	560,019	—	23,180	—	583,199
Deferred income taxes	273	9,149	24,370	(747)	33,045
Other noncurrent liabilities	5,164	14,935	27,512	—	47,611
Total liabilities	585,290	62,959	236,464	(613)	884,100
Common stock	—	—	36,083	(36,083)	—
Other shareholders’ equity	129,535	929,750	265,318	(1,195,068)	129,535
Total shareholders' equity	129,535	929,750	301,401	(1,231,151)	129,535
Total liabilities and shareholders' equity	$714,825	$992,709	$537,865	$(1,231,764)	$1,013,635

Condensed Consolidating Balance Sheet
As of December 29, 2012

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$486	$28,285	$69,108	$—	$97,879
Accounts receivable, net	—	22,350	109,219	—	131,569
Inventories, net	—	23,843	71,121	—	94,964
Deferred income taxes	—	613	3,832	(613)	3,832
Other current assets	1,821	7,710	23,883	—	33,414
Total current assets	2,307	82,801	277,163	(613)	361,658
Property, plant and equipment, net	27,711	99,660	351,798	—	479,169
Goodwill	—	20,718	59,890	—	80,608
Intangible assets, net	24,313	42,422	8,928	—	75,663
Net investment in and advances to (from) subsidiaries	679,818	723,861	(188,670)	(1,215,009)	—
Deferred income taxes	—	—	945	—	945
Other noncurrent assets	275	5,787	17,964	—	24,026
Total assets	$734,424	$975,249	$528,018	$(1,215,622)	$1,022,069
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$813	$—	$—	$—	$813
Accounts payable and accrued liabilities	28,511	33,344	135,050	—	196,905
Income taxes payable	—	89	3,752	—	3,841
Deferred income taxes	331	—	14	134	479
Current portion of long-term debt	107	—	19,370	—	19,477
Total current liabilities	29,762	33,433	158,186	134	221,515
Long-term debt	560,043	—	19,356	—	579,399
Deferred income taxes	273	9,149	24,506	(747)	33,181
Other noncurrent liabilities	5,144	15,540	28,088	—	48,772
Total liabilities	595,222	58,122	230,136	(613)	882,867
Common stock	—	—	36,083	(36,083)	—
Other shareholders’ equity	139,202	917,127	261,799	(1,178,926)	139,202
Total shareholders' equity	139,202	917,127	297,882	(1,215,009)	139,202
Total liabilities and shareholders' equity	$734,424	$975,249	$528,018	$(1,215,622)	$1,022,069

Condensed Consolidating Statement of Operations
For the Three Months Ended March 30, 2013

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$93,012	$199,529	$(5,459)	$287,082
Cost of goods sold	(25)	(81,846)	(164,804)	5,459	(241,216)
Gross profit	(25)	11,166	34,725	—	45,866
Selling, general and administrative expenses	(9,644)	(5,760)	(18,938)	—	(34,342)
Special charges, net	(1,354)	(37)	(413)	—	(1,804)
Other operating, net	2	(76)	(266)	—	(340)
Operating income (loss)	(11,021)	5,293	15,108	—	9,380
Other income (expense):
Interest expense	(10,228)	3,101	(4,957)	—	(12,084)
Intercompany royalty and technical service fees	1,327	1,607	(2,934)	—	—
Foreign currency and other, net	(2)	(97)	(1,321)	—	(1,420)
Equity in earnings of subsidiaries	11,524	3,817	—	(15,341)	—
Income (loss) before income taxes	(8,400)	13,721	5,896	(15,341)	(4,124)
Income tax (provision) benefit	2,173	(2,145)	(2,131)	—	(2,103)
Net income (loss)	$(6,227)	$11,576	$3,765	$(15,341)	$(6,227)
Comprehensive income (loss)	$(9,903)	$16,102	$5,384	$(21,486)	$(9,903)

Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2012

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$95,414	$204,541	$(4,784)	$295,171
Cost of goods sold	17	(82,447)	(164,338)	4,784	(241,984)
Gross profit	17	12,967	40,203	—	53,187
Selling, general and administrative expenses	(9,291)	(5,917)	(18,923)	—	(34,131)
Special charges, net	(1,478)	(216)	(725)	—	(2,419)
Other operating, net	—	103	258	—	361
Operating income (loss)	(10,752)	6,937	20,813	—	16,998
Other income (expense):
Interest expense	(11,275)	3,315	(4,888)	—	(12,848)
Intercompany royalty and technical service fees	1,490	1,811	(3,301)	—	—
Foreign currency and other, net	(30)	(163)	255	—	62
Equity in earnings of subsidiaries	18,165	9,151	—	(27,316)	—
Income (loss) before income taxes	(2,402)	21,051	12,879	(27,316)	4,212
Income tax (provision) benefit	2,137	(2,832)	(3,782)	—	(4,477)
Net income (loss)	$(265)	$18,219	$9,097	$(27,316)	$(265)
Comprehensive income (loss)	$4,558	$24,380	$12,228	$(36,608)	$4,558

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 30, 2013

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(15,118)	$16,397	$(15,990)	$—	$(14,711)
Investing activities:
Purchases of property, plant and equipment	(10,592)	(682)	(3,043)	—	(14,317)
Proceeds from the sale of assets	—	—	11	—	11
Acquisition of intangibles and other	(53)	—	—	—	(53)
Intercompany investing activities, net	5,766	(23,000)	—	17,234	—
Net cash provided by (used in) investing activities	(4,879)	(23,682)	(3,032)	17,234	(14,359)
Financing activities:
Proceeds from long-term borrowings	—	—	6,666	—	6,666
Proceeds from short-term borrowings	1,446	—	—	—	1,446
Repayment of long-term borrowings	(27)	—	(885)	—	(912)
Repayment of short-term borrowings	(848)	—	—	—	(848)
Intercompany financing activities, net	23,000	(5,766)	—	(17,234)	—
Net cash provided by (used in) financing activities	23,571	(5,766)	5,781	(17,234)	6,352
Effect of exchange rate changes on cash	—	—	(534)	—	(534)
Net change in cash and cash equivalents	3,574	(13,051)	(13,775)	—	(23,252)
Cash and cash equivalents at beginning of period	486	28,285	69,108	—	97,879
Cash and cash equivalents at end of period	$4,060	$15,234	$55,333	$—	$74,627

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2012

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(31,450)	$28,014	$23,050	$—	$19,614
Investing activities:
Purchases of property, plant and equipment	(8,316)	(623)	(4,373)	—	(13,312)
Proceeds from the sale of assets	—	1,646	11	—	1,657
Acquisition of intangibles and other	(56)	—	—	—	(56)
Intercompany investing activities, net	15,771	(25,770)	(8,781)	18,780	—
Net cash provided by (used in) investing activities	7,399	(24,747)	(13,143)	18,780	(11,711)
Financing activities:
Proceeds from long-term borrowings	—	—	24	—	24
Proceeds from short-term borrowings	1,436	—	5	—	1,441
Repayment of long-term borrowings	(22)	—	(918)	—	(940)
Repayment of short-term borrowings	(72)	—	(2,000)	—	(2,072)
Intercompany financing activities, net	25,770	(6,990)	—	(18,780)	—
Net cash provided by (used in) financing activities	27,112	(6,990)	(2,889)	(18,780)	(1,547)
Effect of exchange rate changes on cash	—	—	523	—	523
Net change in cash and cash equivalents	3,061	(3,723)	7,541	—	6,879
Cash and cash equivalents at beginning of period	3,135	14,574	55,033	—	72,742
Cash and cash equivalents at end of period	$6,196	$10,851	$62,574	$—	$79,621

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in Part 1,Item 1 of this report. It should be noted that our gross profit margins may not be comparable to other companies since some entities classify shipping and handling costs in cost of goods sold and others, including us, include such costs in selling, general and administrative expenses. Similarly, some entities, including us, include foreign currency gains and losses resulting from operating activities as a component of operating income, and some entities classify all foreign currency gains and losses outside of operating income.
The terms "Polymer Group," " PGI," "the Company," "we," "us," and "our" and similar terms in this report refer to Polymer Group, Inc. and its consolidated subsidiaries. The term "Parent" as used within this report refers to Scorpio Acquisition Corporation, a Delaware corporation that owns 100% of the issued and outstanding capital stock of Polymer Group, Inc. The term "Holdings" as used within this report refers to Scorpio Holdings Corporation, a Delaware corporation that owns 100% of the Parent.
Our Overview
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
Our Industry
We compete primarily in the global nonwovens market, which management estimates to have exceeded $25 billion in 2012. Nonwovens are broadly defined as engineered sheet or web structures, made from polymers and/or natural fibers, that are bonded together by entangling fiber or filaments mechanically, thermally or chemically. They are flat sheets that are made directly from separate fibers or from molten plastic or plastic film. By definition, they are not made by weaving or knitting and do not require converting the fibers to yarn.
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
The global nonwovens market has historically experienced stable growth and favorable pricing dynamics. However, since late 2010, several of our competitors announced an intent to install or installed additional capacity in excess of what we believe to be current market demand in the regions where we conduct business; specifically in the Americas, Europe and Asia. As additional nonwovens manufacturing capacity entered into commercial production, in excess of market demand, the short-term to mid-term excess supply created unfavorable market dynamics, resulting in a downward pressure on selling prices. As we look forward, we will be challenged by the fact that new nonwovens manufacturing capacity has either entered or will enter the regional markets in which we conduct business. As a result, we have taken a number of actions to refocus our global footprint and optimize our operations around disposable applications and high-growth markets.
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
Recent Developments
On March 22, 2013, a wholly-owned subsidiary of the Company entered into an amendment to an existing Equipment Lease Agreement (the "Agreement') associated with our state-of-the-art spunmelt line in Waynesboro, Virginia, which commenced commercial production in the third quarter of 2011. The line was principally funded by a seven year equipment lease with a capitalized cost of $53.6 million. The amendment (i) amends the Total Leverage Ratio covenant in the Agreement to extend by one year each of the time periods in which the required Total Leverage Ratio “steps down” to a more restrictive ratio, (ii) amends the definition of Total Debt, which is used in the calculation of Total Leverage Ratio, to provide for the subtraction of the total amount of unrestricted cash from the aggregate principal amount of all indebtedness when calculating Total Debt, and (iii) removes our option to purchase the equipment on the second anniversary of the commencement date.
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

The level of our revenue and COGS vary due to changes in raw material cost. As a result, our gross profit margin as a percent of net sales can vary significantly from period to period. As such, we believe total gross profit provides a clearer representation of our operating trends. Changes in raw material costs historically have not resulted in a significant sustained impact on gross profit, as we have been able to effectively mitigate changes in raw material costs through changes in our selling prices to customers in order to maintain a more steady gross profit per kilogram sold. However, we are exposed to short-term changes in raw material cost, which can have an impact on our gross profit.
In addition, our sales are impacted by our selling prices, which is influenced by the cost of our raw material inputs. Historically, changes in input costs have been passed through to customers either by contractual mechanisms or business practices. This can result in significant increases in total net sales during periods of sustained raw material cost increases as well as significant declines in net sales during periods of raw material cost declines. As a result, financial statement items that use percentage of net sales as an economic indicator are influenced by the changes in our selling prices. In general, average prices for polypropylene resin and other raw material costs modestly trended downward throughout 2012. However, we have seen significant increases during the first three months of 2013 and expect the trend to continue through mid-year.
Three Months Ended March 30, 2013 Compared to the Three Months Ended March 31, 2012
The following table sets forth the period change for each category of the Statement of Operations for the three months ended March 30, 2013 as compared to the three months ended March 31, 2012, as well as each category as a percentage of net sales:

				Percentage of Net Sales for the Respective Period End
In thousands	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Period Change Favorable (Unfavorable)	March 31, 2013	March 31, 2012
Net sales	$287,082	$295,171	$(8,089)	100.0%	100.0%
Cost of goods sold:
Raw materials	(157,661)	(158,857)	1,196	54.9%	53.8%
Labor	(18,933)	(19,534)	601	6.6%	6.6%
Overhead	(64,622)	(63,593)	(1,029)	22.5%	21.5%
Gross profit	45,866	53,187	(7,321)	16.0%	18.0%
Selling, general and administrative expenses	(34,342)	(34,131)	(211)	12.0%	11.6%
Special charges, net	(1,804)	(2,419)	615	0.6%	0.8%
Other operating, net	(340)	361	(701)	0.1%	(0.1)%
Operating income (loss)	9,380	16,998	(7,618)	3.3%	5.8%
Other income (expense):
Interest expense	(12,084)	(12,848)	764	4.2%	4.4%
Foreign currency and other, net	(1,420)	62	(1,482)	0.5%	—%
Income (loss) before income taxes	(4,124)	4,212	(8,336)	(1.4)%	1.4%
Income tax (provision) benefit	(2,103)	(4,477)	2,374	0.7%	1.5%
Income (loss) from continuing operations	(6,227)	(265)	(5,962)	(2.2)%	(0.1)%
Discontinued operations, net	—	—	—	—%	—%
Net income (loss)	(6,227)	(265)	(5,962)	(2.2)%	(0.1)%
Less: Earnings attributable to noncontrolling interests	—	—	—	—%	—%
Net income (loss) attributable to Polymer Group, Inc	$(6,227)	$(265)	$(5,962)	(2.2)%	(0.1)%
Net Sales
Net sales for the three months ended March 30, 2013 were $287.1 million, a $8.1 million decrease compared with the three months ended March 31, 2012. A reconciliation presenting the components of the period change by each of our operating divisions is as follows:

	Nonwovens				Oriented Polymers	Total
In millions	Americas	Europe	Asia	Total
Beginning of period	$165.9	$75.7	$36.4	$278.0	$17.2	$295.2
Changes due to:
Volume	(5.4)	1.1	1.3	(3.0)	1.0	(2.0)
Price/product mix	(7.5)	1.0	0.2	(6.3)	(0.3)	(6.6)
Currency translation	—	0.5	0.1	0.6	(0.1)	0.5
Sub-total	(12.9)	2.6	1.6	(8.7)	0.6	(8.1)
End of period	$153.0	$78.3	$38.0	$269.3	$17.8	$287.1
Nonwovens Segments:
Net sales for the three months ended March 30, 2013 were $269.3 million, a $8.7 million decrease compared with the three months ended March 31, 2012. The decrease in net sales was primarily driven by lower net selling prices of $7.5 million in the Americas. The pricing decrease, a result of raw material trends and a competitive pricing environment, was partially offset by higher net selling prices in Europe and Asia. Combined, these regions provided incremental growth of $1.2 million, which resulted from our passing through higher raw material costs associated with index-based selling agreements and market-based pricing trends. In addition, favorable foreign currency impacts of $0.6 million resulted in the higher translation of sales generated in foreign jurisdictions, particularly in Europe and Asia.

For the three months ended March 30, 2013, volumes decreased by $3.0 million compared with the three months ended March 31, 2012. The decrease in volume was primarily driven by reductions in the Americas, particularly in Latin America, a result of a competitive pricing environment in certain markets. However, the volume reduction was partially offset by increased sales of industrial and wipe products in the Americas as demand increased with the overall markets. In addition, incremental growth of $1.3 million in Asia was primarily driven by higher volumes sold in the Hygiene markets as well as Healthcare product sales from the new spunmelt line installed in 2011. Higher volumes in Europe of $1.1 million were due to the stabilization of underlying demand in our industrial markets as well as additional volume for consumer disposables, particularly wipes.
Oriented Polymers
Net sales for the three months ended March 30, 2013 were $17.8 million, a $0.6 million increase compared with the three months ended March 31, 2012. The increase was primarily driven by an increase in volume attributable to higher demand in the building products market, offset in part by lower demand in the industrial packaging and agriculture markets. However, the volume increase was partially offset by lower net selling prices of $0.3 million, which resulted from our passing through lower raw material cost associated with index-based selling agreements and market-based pricing trends. In addition, unfavorable foreign currency impacts of $0.1 million resulted in lower translation of sales generated in foreign jurisdictions.
Gross Profit
Gross profit for the three months ended March 30, 2013 was $45.9 million, a $7.3 million decrease compared with the three months ended March 31, 2012. As a result, gross profit as a percentage of sales decreased to 16.0% from 18.0%. The decrease in gross margin was primarily driven by lower net selling prices, the result of raw material trends and a competitive pricing environment in the Americas. In addition, our higher overall cost for the raw materials of resin and fibers, especially polypropylene resin, contributed to the decrease. As a percentage of net sales, the raw material component of cost of goods sold increased to 54.9% from 53.8%. Our overhead component increased by $1.0 million primarily associated with volume-related manufacturing inefficiencies, particularly in the Americas. As a percentage of net sales, our overhead component increased to 22.5% from 21.5%. The decrease in gross profit was partially offset by our labor component of cost of goods sold which reflects the positive benefits of our plant consolidation activity in the U.S. implemented during 2012. For the three months ended March 31, 2013, our labor component decreased $0.6 million compared with the three months ended March 31, 2012. As a percentage of net sales, labor remained at 6.6% for each respective period.
Operating Income
Operating income for the three months ended March 30, 2013 was $9.4 million, a $7.6 million decrease compared with the three months ended March 31, 2012. A reconciliation presenting the components of the period change by each of our operating divisions is as follows:

	Nonwovens
In millions	Americas	Europe	Asia	Total	Oriented Polymers	Corporate/ Other	Total
Beginning of period	$19.3	$3.6	$4.0	$26.9	$1.7	$(11.6)	$17.0
Changes due to:
Volume	(1.4)	1.2	0.3	0.1	0.2	—	0.3
Price/product mix	(7.5)	0.5	0.2	(6.8)	(0.3)	—	(7.1)
Raw material cost	0.3	(1.0)	(0.7)	(1.4)	0.7	(0.1)	(0.8)
Manufacturing costs	0.7	(0.1)	0.9	1.5	(0.8)	—	0.7
Currency translation	0.3	—	—	0.3	—	—	0.3
Depreciation and amortization	—	(0.3)	(0.1)	(0.4)	—	—	(0.4)
Special charges	—	—	—	—	—	0.6	0.6
All other	(0.2)	(0.6)	(0.1)	(0.9)	0.1	(0.4)	(1.2)
Sub-total	(7.8)	(0.3)	0.5	(7.6)	(0.1)	0.1	(7.6)
End of period	$11.5	$3.3	$4.5	$19.3	$1.6	$(11.5)	$9.4
The amounts for acquisition and integration expenses as well as special charges have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 30, 2013 were $34.3 million, a $0.2 million increase compared with the three months ended March 31, 2012. The increase in selling, general and administrative expenses was primarily driven by a $1.5 million increase in shipping and handling costs as activity between regions increased with the ramp up of certain new products. Other factors contributing to the increase included $0.5 million associated with our our utilization of a third-party provider for information system support as well as $0.4 million associated with the reimbursement of out-of-pocket expenses in connection with our management services agreement with Blackstone. These amounts were partially offset by cost reduction initiatives implemented during 2012 which reduced employee-related expenses such as salaries, benefits, short-term incentive compensation, travel and severance. Combined, these reductions totaled $1.4 million. Other reductions included $0.6 million related to research and development and $0.2 million related to favorable changes in foreign currency rates. As a result, selling, general and administrative expenses as a percentage of net sales increased to 12.0% for the three months ended March 30, 2013 from 11.6% for the three months ended March 31, 2012.
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
Special charges for the three months ended March 30, 2013 were $1.8 million and consisted of the following components:

•	$1.5 million related to cost associated with our internal redesign and restructuring of global operations initiatives

•	$0.1 million related to separation and severance expenses associated with our plant realignment cost initiatives

•	$0.2 million related to other corporate initiatives
Special charges for the three months ended March 31, 2012 were $2.4 million and consisted of the following components:

•	$0.7 million related to cost associated with our internal redesign and restructuring of global operations initiatives

•	$0.7 million related to separation and severance expenses associated with our plant realignment cost initiatives

•	$0.3 million related to separation and severance expenses associated with our IS support initiative

•	$0.4 million related to professional fees and other transaction costs associated with the Merger

•	$0.3 million related to other corporate initiatives
The amounts included in Special charges, net have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.
Other Operating, net
Other operating expense for the three months ended March 30, 2013 was $0.3 million. Amounts associated with foreign currency losses on operating assets and liabilities totaled $0.4 million. These losses were partially offset by $0.1 million of other operating income. For the three months ended March 31, 2012, other operating income totaled $0.4 million, all of which was associated with foreign currency gains.
Other Income (Expense)
Interest expense for the three months ended March 30, 2013 was $12.1 million, a $0.7 million decrease compared to the three months ended March 31, 2012. Average outstanding debt levels and weighted-average interest rates have been consistent over each of the respective periods, however, amounts associated with capitalized interest increased by $0.5 million.
Foreign currency and other, net for the three months ended March 30, 2013 was an expense of $1.4 million. Amounts associated with foreign currency losses on non-operating assets and liabilities totaled $1.0 million. In addition, we incurred $0.4 million of other non-operating expenses. For the three months ended March 31, 2012, other operating income totaled $0.1 million, primarily associated with $0.3 million foreign currency gains on non-operating assets and liabilities. These amounts were partially offset by other non-operating expenses.
Income Tax (Provision) Benefit

During the three months ended March 30, 2013, we recognized income tax provision of $2.1 million on consolidated pre-tax book loss from continuing operations of $4.1 million. The combination of our income tax provision and our recorded loss from operations before income taxes resulted in a negative 51.0% effective tax rate for the period. During the three months ended March 31, 2012, we recognized an income tax provision of $4.5 million on consolidated pre-tax book income from continuing operations of $4.2 million. Our income tax expense in 2013 and 2012 is different than such expense determined at the U.S. federal statutory rate due to losses in certain jurisdictions for which no income tax benefits are anticipated, foreign withholding taxes for which tax credits are not anticipated, changes in the amounts recorded for tax uncertainties, foreign taxes calculated at statutory rates different than the U.S. federal statutory rate, and the application of intraperiod tax allocation rules.
Liquidity and Capital Resources
The following table contains several key indicators to measure our financial condition and liquidity:

In millions	March 30, 2013	December 29, 2012
Balance Sheet Data:
Cash and cash equivalents	$74.6	$97.9
Operating working capital	43.6	29.6
Total assets	1,013.6	1,022.1
Total debt	606.1	599.7
Total shareholders’ equity	129.5	139.2
Debt-to-total capital	82.4%	81.2%
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. In doing so, we review and analyze our current cash on hand, the number of days our sales are outstanding, inventory turns, capital expenditure commitments and income tax rates. Our cash requirements primarily consist of the following:
•Debt service requirements
•Funding of working capital
•Funding of capital expenditures
Our primary sources of liquidity include cash balances on hand, cash flows from operations, cash inflows from the sale of certain accounts receivables through our factoring arrangements and borrowing availability under our existing credit facilities and our ABL facility. We expect our cash on hand and cash flow from operations (which may fluctuate due to short-term operational requirements), combined with the current borrowing availability under our existing credit facilities and our ABL Facility, to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending during the next twelve month period and our ongoing operations, projected working capital requirements and capital spending during the foreseeable future.
On January 28, 2011, pursuant to an Agreement and Plan of Merger, dated as of October 4, 2010, we were acquired by affiliates of Blackstone along with certain members of the Company's management for an aggregate purchase price of $403.5 million. As a result, we are significantly leveraged. Accordingly, our liquidity requirements are significant, primarily due to our debt service requirements. As of March 30, 2013, our total indebtedness was $606.1 million with a debt-to-capital ratio of 82.4%. Cash interest payments for the three months ended March 30, 2013 and March 31, 2012 amounted to $22.3 million and $23.5 million, respectively. As of March 30, 2013, we had an additional $18.6 million of availability under our ABL Facility. The availability under our ABL Facility is determined in accordance with a borrowing base which can decline due to various factors. Therefore, amounts under our ABL Facility may not be available when we need them.
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
At March 30, 2013, we had $74.6 million of cash and cash equivalents on hand, of which $55.3 million was held by our subsidiaries outside of the U.S., the majority of which was available for repatriation through various intercompany arrangements.

In addition, our U.S. legal entities in the past have also borrowed cash, on a temporary basis, from our foreign subsidiaries to meet U.S. obligations via short-term intercompany loans. Our U.S. legal entities may in the future borrow from our foreign subsidiaries.
Our liquidity and our ability to fund our capital requirements is dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control and many of which are described under "Item 1A - Risk Factors" in our most recently filed Annual Report on Form 10-K. If those factors significantly change or other unexpected factors adversely affect us, our business may not generate sufficient cash flow from operations or we may not be able to obtain future financings to meet our liquidity needs. We anticipate that to the extent additional liquidity is necessary to fund our operations, it would be funded through borrowings under our ABL Facility, incurring other indebtedness, additional equity financings or a combination of these potential sources of liquidity. We may not be able to obtain this additional liquidity on terms acceptable to us or at all.
Cash Flows
The following table sets forth the major categories of cash flows:

In millions	Three Months Ended March 30, 2013	Three months Ended March 31, 2012
Cash Flow Data:
Net cash provided by (used in) operating activities	$(14.7)	$19.6
Net cash provided by (used in) investing activities	(14.4)	(11.7)
Net cash provided by (used in) financing activities	6.4	(1.5)
Total	$(22.7)	$6.4
Operating Activities
Net cash used in operating activities for the three months ended March 30, 2013 was $14.7 million, of which working capital requirements used $23.0 million. The primary driver of the outflow related to a $9.9 million increase in accounts receivable, which resulted from our passing through higher raw material costs associated with index-based selling agreements and market-based pricing trends. At March 30, 2013, days sales outstanding was 44 days. Other current assets increased $6.4 million primarily due to the timing of prepaid items as well as the timing of payments from our factoring agents. In addition, inventory increased $3.2 million, primarily a result of the higher overall purchase price of raw materials. At March 30, 2013, inventory on hand was 37 days. Accounts payable and accruals decreased, which resulted in an outflow of $3.6 million. The decrease was primarily driven by the payment of interest on our Senior Secured Notes which was due during the current period. However, this amount was partially offset by the increase in trade accounts payable which was primarily driven by the timing of vendor purchases. As a result, accounts payable days was 73 days at March 30, 2013.
Net cash provided by operating activities for the three months ended March 31, 2012 was $19.6 million, of which $0.9 million was generated by changes in working capital. The primary driver of the inflow related to the reduction in inventory during the year due to the lower overall purchase price of raw materials and increased volumes sold during the period. The $5.8 million impact on net cash provided by operating activities reduced inventory on hand to 37 days at March 31, 2012 from 39 days at December 31, 2011. Accounts receivable provided $0.4 million during the three months ended March 31, 2012, keeping days sales outstanding at 44 days. These amounts were partially offset by an increase in other current assets and a decrease in accounts payable and accrued liabilities, which reduced cash provided by operating activities by $2.9 million and $2.4 million, respectively. The increase in other current assets was driven by our prepaid expense balances as well as the timing of payments from factoring agents. The reduction on our accounts payable and accrued liabilities was driven by the payment of interest on our Senior Secured Notes partially offset by higher prices paid for raw materials. Accounts payable days was 70 days at March 31, 2012.
As sales volume and raw material costs vary, inventory and accounts receivable balances are expected to rise and fall accordingly, which in turn, result in changes in our levels of working capital and cash flows going forward. In addition, we review our business on an ongoing basis relative to current and expected market conditions, attempting to match our production capacity and cost structure to the demands of the markets in which we participate, and strive to continuously streamline our manufacturing operations consistent with world-class standards. Accordingly, in the future we may decide to undertake certain restructuring efforts to improve our competitive position. To the extent further decisions are made to restructure our business, such actions could result in cash restructuring charges and asset impairment charges, which could be material. Cash tax payments are significantly influenced by, among other things, actual operating results in each of our tax jurisdictions, changes in tax law, changes in our tax structure and any resolutions of uncertain tax positions.
Investing Activities

Net cash used in investing activities for the three months ended March 30, 2013 was $14.4 million. The primary driver related to $14.3 million of property, plant and equipment expenditures associated with our manufacturing expansion project in China. In addition, other items included in our capital expenditures relates to machinery and equipment upgrades that extend the useful life and/or increased the functionality of the asset.
Net cash used in investing activities for the three months ended March 31, 2012 was $11.7 million. The primary driver related to $13.3 million of property, plant and equipment expenditures associated with our manufacturing expansion project in China. In addition, other items included in our capital expenditures relates to machinery and equipment upgrades that extend the useful life and/or increased the functionality of the asset. These amounts were partially offset by $1.7 million of proceeds recognized in the first quarter of 2012 associated with the sale of a former manufacturing facility in North Little Rock, Arkansas.
Financing Activities
Net cash provided by financing activities for the three months ended March 30, 2013 was $6.4 million. Proceeds from borrowings totaled $8.1 million and primarily related to our credit facility in China funding our manufacturing expansion project in China. Other proceeds were related to short-term facilities. These amounts were partially offset by repayments of $1.7 million.
Net cash used in financing activities for the three months ended March 31, 2012 was $1.5 million. Proceeds from borrowings totaled $1.5 million and primarily related to short-term credit facilities used to finance insurance premium payments. These amounts were more than offset by repayments of $3.0 million, of which $2.1 million related to short-term borrowing.
Indebtedness
The following table summarizes our outstanding debt at March 30, 2013:

In thousands	Matures	Interest Rate	Outstanding Balance
Senior Secured Notes	2019	7.75%	$560,000
ABL Facility	2016	—	—
Argentine Facility	2016	3.19%	10,842
China credit facilities:
China Credit Facility — Healthcare	2013	5.42%	15,981
China Credit Facility — Hygiene	2015	5.48%	17,642
Capital lease obligations	2013 - 2014	3.20%	197
Total debt			604,662
Less: Current maturities	2013	2.46%	(21,463)
Total long-term debt			$583,199

Senior Secured Notes
In connection with the Merger, we issued $560.0 million of 7.75% Senior Secured Notes on January 28, 2011. The notes are due in 2019 and are fully and unconditionally guaranteed, jointly and severally on a senior secured basis, by each of the Polymer Group's wholly-owned domestic subsidiaries. Interest on the notes is paid semi-annually on February 1 and August 1.
The agreement governing the Senior Secured Notes, among other restrictions, limits our ability and the ability of our restricted subsidiaries to: (i) incur or guarantee additional debt or issue disqualified stock or preferred stock; (ii) pay dividends and make other distributions on, or redeem or repurchase, capital stock; (iii) make certain investments; (iv) repurchase stock; (v) incur certain liens; (vi) enter into transactions with affiliates; (vii) merge or consolidate; (viii) enter into agreements that restrict the ability of subsidiaries to make dividends or other payments to Polymer Group, Inc.; (ix) designate restricted subsidiaries as unrestricted subsidiaries; and (x) transfer or sell assets. However, subject to certain exceptions, the indenture permits us and our restricted subsidiaries to incur additional indebtedness, including senior indebtedness and secured indebtedness. The indenture also does not limit the amount of additional indebtedness that Parent or its parent entities may incur.
Under the agreement governing the Senior Secured Notes and under the credit agreement governing the senior secured asset-based revolving credit facility, our ability to engage in activities such as incurring additional indebtedness, making investments, refinancing certain indebtedness, paying dividends and entering into certain merger transactions is governed, in part, by our ability to satisfy tests based on Adjusted EBITDA as defined in the indenture.
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
On October 5, 2012, we entered into an amended and restated ABL Facility. The amended and restated facility extended the maturity date to October 5, 2016 as well as made certain pricing and other changes to the original agreement. We maintain the option to request that the ABL Facility be increased by an amount not to exceed $20.0 million, subject to certain rights of the administrative agent, swing line lender and issuing banks with respect to the lenders providing commitments for such increase. As of March 30, 2013, we had no outstanding borrowings under the ABL Facility. Borrowing base availability was $29.6 million, however, outstanding letters of credit in the aggregate amount of $11.0 million left $18.6 million available for additional borrowings. The aforementioned letters of credit were primarily provided to certain administrative service providers and financial institutions. None of these letters of credit had been drawn on as of March 30, 2013.
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
In connection with the Merger, we repaid and terminated the Argentine peso-denominated loans. In addition, the U.S. denominated loan was adjusted to reflect its fair value as of the date of the Merger. As a result, we recorded a contra-liability in Long-term debt and will amortize the balance over the remaining life of the facility. At March 30, 2013, the face amount of the outstanding indebtedness under the U.S. dollar-denominated loan was $11.2 million, with a carrying amount of $10.8 million and a weighted average interest rate of 3.19%.
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

The maximum borrowings available under the facility, excluding any interest added to principal, were $20.0 million. We repaid $4.0 million of the principle balance in the fourth quarter of 2012. As a result, the outstanding balance under the Healthcare Facility was $16.0 million at December 29, 2012, with a weighted average interest rate of 5.44%. As of March 30, 2013, the outstanding balance under the Healthcare Facility was $16.0 million with a weighted-average interest rate of 5.42%. The outstanding balance is scheduled to be repaid during 2013 using a combination of existing cash balances and cash generated from operations.
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
The maximum borrowings available under the facility, excluding any interest added to principal, were $25.0 million. At December 29, 2012, the outstanding balance under the Hygiene Facility was $11.0 million with a weighted average interest rate of 5.51%. As of March 30, 2013, the outstanding balance under the Hygiene Facility was $17.6 million with a weighted-average interest rate of 5.48%. In addition, we had $9.4 million of outstanding letters of credit that expired during the three months ended March 30, 2013. Our first payment on the outstanding principal is due in late 2013.
Other Subsidiary Indebtedness
We periodically enter into short-term credit facilities in order to finance various liquidity requirements. At March 30, 2013, outstanding amounts related to such facilities were $1.4 million, which are being used to finance insurance premium payments. The weighted average interest rate on these borrowings was 2.44%. At December 29, 2012, amounts outstanding under these facilities were $0.8 million at a weighted average interest rate of 2.46%. Borrowings are included in Short-term borrowings in the Consolidated Balance Sheets.
We also have documentary letters of credit not associated with the ABL Facility, Healthcare Facility or the Hygiene Facility. These letters of credit were primarily provided to certain raw material vendors and amounted to $5.9 and $6.9 million at March 30, 2013 and December 29, 2012, respectively. None of these letters of credit have been drawn on.
Factoring Agreements
In the ordinary course of business, we may utilize accounts receivable factoring arrangements with third-party financial institutions in order to accelerate its cash collections from product sales. These arrangements involve the ownership transfer of eligible U.S. and non-U.S. trade accounts receivable, without recourse or discount, to a third party financial institution in exchange for cash. The maximum amount of outstanding advances at any one time is $20.0 million under the U.S. based program and $49.7 million under the non-U.S. based program. At March 30, 2013, the net amount of trade accounts receivable sold to third-party financial institutions, and therefore excluded from our accounts receivable balance, was $54.8 million. Amounts due from the third-party financial institutions were $7.5 million at March 30, 2013. Factoring of our trade accounts receivable improves our cash conversion cycle. If we were to discontinue the use of these arrangements or if the amounts of receivables sold under these programs fluctuates significantly, we may experience short-term variability in our cash conversion cycle.
Covenant Compliance
We report our financial results in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). In addition, we present Adjusted EBITDA as a supplemental financial measure in order to provide a more complete understanding of the factors and trends affecting our business. Adjusted EBITDA is a non-GAAP financial measure that should be considered supplemental to, not a substitute for or superior to, the financial measure calculated in accordance with GAAP. It has limitations in that it does not reflect all of the costs associated with the operations of our business as determined in accordance with GAAP. In addition, this measure may not be comparable to non-GAAP financial measures reported by other companies. We believe that Adjusted EBITDA provides important supplemental information to both management and investors regarding financial and business trends used in assessing our financial condition as well as provides additional information to investors about the calculation of, and compliance with, certain financial covenants in the agreement governing the Senior Secured Notes and in our ABL Facility. As a result, one should not consider Adjusted EBITDA in isolation or as a substitute for our results reported under GAAP. We compensate for these limitations by analyzing results on a GAAP basis as well as on a non-GAAP basis, predominantly disclosing GAAP results and providing reconciliations from GAAP results to non-GAAP results.
The following table shows a reconciliation of Adjusted EBITDA from the most directly comparable GAAP measure, Net income (loss) in order to show the differences in these measures of operating performance:

In thousands	Three Months Ended March 30, 2013	Three Months Ended March 31, 2012
Net income (loss)	$(6,227)	$(265)
Interest expense, net	12,084	12,848
Income and franchise tax	2,121	4,494
Depreciation & amortization (a)	15,545	15,167
Purchase accounting adjustments(b)	—	262
Non-cash compensation (c)	236	204
Special charges, net (d)	1,804	2,419
Foreign currency and other non-operating, net (e)	1,840	(422)
Severance and relocation expenses (f)	245	767
Unusual or non-recurring charges, net	100	106
Business optimization expense (g)	50	420
Management, monitoring and advisory fees (h)	1,155	750
Adjusted EBITDA	$28,953	$36,750

(a)	Excludes amortization of loan acquisition costs that are included in interest expense.

(b)	Reflects fair market value adjustments as a result of purchase accounting associated with the Merger, primarily related to the step-up in inventory value.

(c)	Reflects non-cash compensation costs related to employee and director restricted stock, restricted stock units and stock options.

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
Off Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Recent Accounting Standards
In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"), which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, ASU 2013-02 requires an entity to present, either on the face of the income statement or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under Generally Accepted Accounting Principles ("GAAP") to be reclassified to net income in its entirety in the same reporting period. For other amounts, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this guidance concerns disclosure only and did not have an impact on our financial results.
Critical Accounting Policies and Practices
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

Management believes there have been no significant changes during the quarter ended March 30, 2013, to the items that we disclosed as our critical accounting policies and estimates in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 29, 2012.
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
The risks described in the “Risk Factors” section of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed for the fiscal year ended December 29, 2012 are not exhaustive. Other sections of this Form 10-Q describe additional factors that could adversely affect our business, financial condition or results of operations. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
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
The majority of our long-term financing consists of $560.0 million of 7.75% fixed-rate, Senior Secured Notes due 2019. However, the remaining portion of our indebtedness does have variable interest rates, for which we have not hedged the risks attributable to fluctuations in interest rates. Hypothetically, a 1% change in the interest rates affecting our outstanding variable interest rate subsidiary indebtedness, as of March 30, 2013, would change our interest expense by approximately $0.4 million.
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
On June 30, 2011, we entered into a series of foreign exchange forward contracts with a third-party financial institution used to minimize foreign exchange risk on certain future cash commitments related to a new spunmelt line under construction in China. The contracts allow us to purchase fixed amounts of Euros on specified future dates, coinciding with the payment amounts and dates of equipment purchase contracts. At March 30, 2013, the remaining notional amount of these contracts was $12.8 million.
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
In periods of rising raw material costs, to the extent we are not able to pass along price increases of raw materials, or to the extent any such price increases are delayed, our cost of goods sold would increase and our operating profit would correspondingly decrease. Based on budgeted purchase volumes for fiscal 2013, if the price of polypropylene was to rise $.01 per pound and we were not able to pass along any of such increase to our customers, we would realize a $6.1 million impact in our cost of goods sold. Significant increases in raw material prices that cannot be passed on to customers could have a material adverse effect on our results of operations and financial condition. In periods of declining raw material costs, if sales prices do not decrease at a corresponding rate, our cost of goods sold would decrease and our operating profit would correspondingly increase.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures, as such item is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, in ensuring that information required to be disclosed in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the three months ended March 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
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
ITEM 1A. RISK FACTORS
There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.
ITEM 4. MINE SAFETY DISCLOSURE
Not Applicable.

ITEM 5. OTHER INFORMATION
Iran Related Disclosure
Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities during the period covered by the report. Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also defined broadly by the SEC). We are not presently aware that we have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the three months ended March 30, 2013. Except as described below, we are not presently aware of any such reportable transactions or dealings by other such companies.

Blackstone informed us that Hilton Worldwide, Inc, Travelport Limited, SunGard Capital Corp., SunGard Capital Corp. II and Sungard Data Systems, Inc., each being companies that may be considered one of its affiliates, included a disclosure in their current report on Form 10-Q as required by Section 13(r) of the Exchange Act. We have no involvement in or control over the activities of these companies, any of their respective predecessor companies or any of their subsidiaries, and we have not independently verified or participated in the preparation of any of their disclosures.
ITEM 6. EXHIBITS
(a) Exhibits
Exhibits required in connection with this Quarterly Report on Form 10-Q are listed below.

Exhibit No.	Description

3.2	Bylaws of the Company, as amended on February 20, 2013.

10.1	Fourth Amendment to Equipment Lease Agreement, dated as of March 22, 2013, between Chicopee, Inc., as Lessee and Gossamer Holdings, LLC, as Lessor.

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statement of Operations; (iii) Consolidated Statements of Changes in Stockholders' Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date
/s/ Veronica M. Hagen
Veronica M. Hagen	President and Chief Executive Officer and Director (Principal Executive Officer)	May 9, 2013

/s/ Dennis E. Norman
Dennis E. Norman	Executive Vice President & Chief Financial Officer (Principal Financial Officer)	May 9, 2013

/s/ James L. Anderson
James L. Anderson	Vice President & Chief Accounting Officer (Principal Accounting Officer)	May 9, 2013