Form 10-Q
period 2013-06-29
POLYMER GROUP INC
filed 2013-08-07
CIK 927417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Number of common shares outstanding at August 2, 2013: 1,000. There is no public trading of the registrant's shares.

POLYMER GROUP, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

POLYMER GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
In thousands, except share data	June 29, 2013	December 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$80,471	$97,879
Accounts receivable, net	144,192	131,569
Inventories, net	97,769	94,964
Deferred income taxes	3,864	3,832
Other current assets	40,861	33,414
Total current assets	367,157	361,658
Property, plant and equipment, net of accumulated depreciation of $134,562 and $106,134, respectively	478,598	479,169
Goodwill	80,782	80,608
Intangible assets, net	74,591	75,663
Deferred income taxes	1,392	945
Other noncurrent assets	24,777	24,026
Total assets	$1,027,297	$1,022,069
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$1,138	$813
Accounts payable and accrued liabilities	210,864	196,905
Income taxes payable	2,476	3,841
Deferred income taxes	479	479
Current portion of long-term debt	20,501	19,477
Total current liabilities	235,458	221,515
Long-term debt	589,247	579,399
Deferred income taxes	32,839	33,181
Other noncurrent liabilities	40,535	48,772
Total liabilities	898,079	882,867
Commitments and contingencies
Shareholders’ equity:
Common stock — 1,000 shares issued and outstanding	—	—
Additional paid-in capital	261,576	256,180
Retained earnings (deficit)	(116,342)	(102,209)
Accumulated other comprehensive income (loss)	(16,016)	(14,769)
Total shareholders' equity	129,218	139,202
Total liabilities and shareholders' equity	$1,027,297	$1,022,069
See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

In thousands	Three Months Ended June 29, 2013	Three Months Ended June 30, 2012	Six Months Ended June 29, 2013	Six Months Ended June 30, 2012
Net sales	$291,538	$296,244	$578,620	$591,415
Cost of goods sold	(241,148)	(249,825)	(482,364)	(491,809)
Gross profit	50,390	46,419	96,256	99,606
Selling, general and administrative expenses	(39,371)	(35,180)	(73,713)	(69,310)
Special charges, net	(1,750)	(8,753)	(3,554)	(11,172)
Other operating, net	(964)	159	(1,304)	519
Operating income (loss)	8,305	2,645	17,685	19,643
Other income (expense):
Interest expense	(12,323)	(12,738)	(24,407)	(25,587)
Foreign currency and other, net	(900)	(3,160)	(2,320)	(3,097)
Income (loss) before income taxes	(4,918)	(13,253)	(9,042)	(9,041)
Income tax (provision) benefit	(2,988)	1,159	(5,091)	(3,318)
Net income (loss)	$(7,906)	$(12,094)	$(14,133)	$(12,359)

Other comprehensive income (loss):
Currency translation	$2,400	$(10,091)	$(1,372)	$(5,268)
Employee postretirement benefits, net of tax	29	(248)	125	(248)
Other comprehensive income (loss)	2,429	(10,339)	(1,247)	(5,516)
Comprehensive income (loss)	$(5,477)	$(22,433)	$(15,380)	$(17,875)
See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

In thousands	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance — December 29, 2012	1	$—	$256,180	$(102,209)	$(14,769)	$139,202
Amounts due to shareholders	—	—	(232)	—	—	(232)
Common stock call option reclass	—	—	2,691	—	—	2,691
Net income (loss)	—	—	—	(14,133)	—	(14,133)
Share-based compensation	—	—	2,937	—	—	2,937
Employee benefit plans, net of tax	—	—	—	—	125	125
Currency translation	—	—	—	—	(1,372)	(1,372)
Balance — June 29, 2013	1	$—	$261,576	$(116,342)	$(16,016)	$129,218
See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

In thousands	Six Months Ended June 29, 2013	Six Months Ended June 30, 2012
Operating activities:
Net income (loss)	$(14,133)	$(12,359)
Adjustments for non-cash transactions:
Deferred income taxes	(144)	3
Depreciation and amortization expense	33,426	32,378
(Gain) loss on financial instruments	(40)	(147)
(Gain) loss on sale of assets, net	144	(11)
Non-cash compensation	2,937	413
Changes in operating assets and liabilities:
Accounts receivable	(13,751)	(144)
Inventories	(3,794)	4,842
Other current assets	(6,501)	(4,146)
Accounts payable and accrued liabilities	7,690	15,378
Other, net	(7,452)	1,460
Net cash provided by (used in) operating activities	(1,618)	37,667
Investing activities:
Purchases of property, plant and equipment	(26,500)	(29,630)
Proceeds from sale of assets	75	1,657
Acquisition of intangibles and other	(135)	(110)
Net cash provided by (used in) investing activities	(26,560)	(28,083)
Financing activities:
Proceeds from long-term borrowings	14,177	25
Proceeds from short-term borrowings	1,879	4,943
Repayment of long-term borrowings	(3,317)	(2,350)
Repayment of short-term borrowings	(1,554)	(6,233)
Issuance of common stock	(232)	—
Net cash provided by (used in) financing activities	10,953	(3,615)
Effect of exchange rate changes on cash	(183)	(641)
Net change in cash and cash equivalents	(17,408)	5,328
Cash and cash equivalents - beginning of period	97,879	72,742
Cash and cash equivalents - end of period	$80,471	$78,070
Supplemental disclosures of cash flow information:
Cash payments for interest	$23,225	$24,957
Cash payments (receipts) for taxes, net	$10,615	$5,194
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
The Company's fiscal year is based on a 52 week period ending on the Saturday closest to each December 31. Therefore, the financial results of 53-week fiscal years, and the associated 14-week quarters, will not be comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The three months ended June 29, 2013 and June 30, 2012 each contain operating results for 13 weeks. The six months ended June 29, 2013 and June 30, 2012 each contain operating results for 26 weeks.
Note 3. Recent Accounting Pronouncements
In February 2013, the FASB issued Accounting Standards Update No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"), which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, ASU 2013-02 requires an entity to present, either on the face of the income statement or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this guidance concerns disclosure only and does not have an impact on the Company's financial results. See Note 11 for additional information.
In July 2013, the FASB issued Accounting Standards Update No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"), which requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective prospectively for reporting periods beginning after December 15, 2013, with retroactive application permitted. The Company is currently assessing the potential impacts, if any, on its financial results.
Note 4.  Accounts Receivable Factoring Agreements
In the ordinary course of business, the Company may utilize accounts receivable factoring agreements with third-party financial institutions in order to accelerate its cash collections from product sales. In addition, these agreements provide the Company with the ability to limit credit exposure to potential bad debts, to better manage costs related to collections as well as to enable customers to extend their credit terms. These agreements involve the ownership transfer of eligible trade accounts receivable, without recourse or discount, to a third party financial institution in exchange for cash.
The Company accounts for these transactions in accordance with ASC 860, "Transfers and Servicing" ("ASC 860"). ASC 860 allows for the ownership transfer of accounts receivable to qualify for sale treatment when the appropriate criteria is met, which permits the Company to present the balances sold under the programs to be excluded from Accounts receivable, net on the Consolidated Balance Sheet. Receivables are considered sold when (i) they are transferred beyond the reach of the Company and its creditors, (ii) the purchaser has the right to pledge or exchange the receivables, and (iii) the Company has surrendered control over the transferred receivables. In addition, the Company provides no other forms of continued financial support to the purchaser of the receivables once the receivables are sold. Amounts due from financial institutions are recorded with Other current assets in the Consolidated Balance Sheet.
The Company has a U.S.-based program where certain U.S.-based receivables are sold to an unrelated third-party financial institution. Under the current terms of the U.S. agreement, the maximum amount of outstanding advances at any one time is $20.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. In addition, the Company's subsidiaries in Mexico, Colombia, Spain and the Netherlands have entered into factoring agreements to sell certain receivables to unrelated third-party financial institutions. Under the terms of the non-U.S. agreements, the maximum amount of outstanding advances at any one time is $50.2 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold.
The following is a summary of receivables sold to the third-party financial institutions that existed at the respective balance sheet dates:

In thousands	June 29, 2013	December 29, 2012
Trade receivables sold to financial institutions	$57,308	$48,767
Net amounts advanced from financial institutions	49,772	41,937
Amounts due from financial institutions	$7,536	$6,830
The Company sold $204.2 million and $178.2 million of receivables under the terms of the factoring agreements during the six months ended June 29, 2013 and June 30, 2012, respectively. The increase in receivables sold is primarily related to the inclusion of the Netherlands, which entered into a factoring agreement in March 2012. The Company pays a factoring fee associated with the sale of receivables based on the dollar value of the receivables sold. During the three months ended June 29, 2013 and June 30, 2012, factoring fees incurred were $0.3 million and $0.3 million, respectively. Amounts incurred were $0.6 million and $0.6 million during the six months ended June 29, 2013 and June 30, 2012, respectively.
Note 5.  Inventories, Net
At June 29, 2013 and December 29, 2012, the major classes of inventory were as follows:

In thousands	June 29, 2013	December 29, 2012
Raw materials and supplies	$41,067	$41,070
Work in process	15,091	14,299
Finished goods	41,611	39,595
Total	$97,769	$94,964
Inventories are stated at the lower of cost, determined on the first-in, first-out ("FIFO") method, or fair market value. The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to net realizable value. Reserve balances, primarily related to obsolete and slow-moving inventories, were $3.3 million and $3.3 million at June 29, 2013 and December 29, 2012, respectively.
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
The following table sets forth the gross amount and accumulated amortization of the Company's intangible assets at June 29, 2013 and December 29, 2012:

In thousands	June 29, 2013	December 29, 2012
Technology	$31,900	$31,900
Customer relationships	17,013	16,869
Loan acquisition costs	19,472	19,472
Other	3,728	446
Total gross finite-lived intangible assets	72,113	68,687
Accumulated amortization	(21,022)	(16,524)
Total net finite-lived intangible assets	51,091	52,163
Tradenames (indefinite-lived)	23,500	23,500
Total	$74,591	$75,663
As of June 29, 2013, the Company had recorded intangible assets of $74.6 million. Included in this amount are loan acquisition costs incurred in association with the Merger. These expenditures represent the cost of obtaining financings that are capitalized in the balance sheet and amortized over the term of the loans to which such costs relate.
Amortization of intangible assets was $2.4 million and $2.2 million for the three months ended June 29, 2013 and June 30, 2012, respectively. Of these amounts, $0.6 million and $0.7 million were charged to Interest expense, respectively, related to the amortization of loan acquisition costs. For the six month ended June 29, 2013 and June 30, 2012, amortization of intangible assets was $4.4 million and $4.3 million, respectively, of which $1.2 million and $1.4 million were charged to Interest expense, respectively, related to the amortization of loan acquisition costs. Estimated amortization expense on existing intangible assets for each of the next five years, including fiscal year 2013, is expected to approximate $8 million in 2013, $7 million in 2014, $7 million in 2015, $7 million in 2016 and $7 million in 2017.
Note 7.  Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

In thousands	June 29, 2013	December 29, 2012
Accounts payable to vendors	$133,652	$127,969
Accrued salaries, wages, incentive compensation and other fringe benefits	22,863	21,759
Accrued interest	18,614	18,630
Other accrued expenses	35,735	28,547
Total	$210,864	$196,905
Note 8.  Debt
The following table presents the Company's long-term debt at June 29, 2013 and December 29, 2012:

In thousands	June 29, 2013	December 29, 2012
Senior Secured Notes	$560,000	$560,000
ABL Facility	—	—
Argentine Facility	9,990	11,674
China credit facilities:
China Credit Facility — Healthcare	14,481	15,981
China Credit Facility — Hygiene	24,920	10,977
Capital lease obligations	357	244
Total debt	609,748	598,876
Less: Current maturities	(20,501)	(19,477)
Total long-term debt	$589,247	$579,399
The fair value of the Company's long-term debt was $633.3 million at June 29, 2013 and $640.0 million at December 29, 2012. The fair value of long-term debt is based upon quoted market prices in inactive markets or on available rates for debt with similar terms and maturities (Level 2).
Senior Secured Notes
In connection with the Merger, the Company issued $560.0 million of 7.75% Senior Secured Notes on January 28, 2011. The notes are due in 2019 and are fully and unconditionally guaranteed, jointly and severally on a senior secured basis, by each of Polymer's wholly-owned domestic subsidiaries. Interest is paid semi-annually on February 1 and August 1.
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
On October 5, 2012, the Company entered into an amended and restated ABL Facility. The amended and restated facility extended the maturity date to October 5, 2016 as well as made certain pricing and other changes to the original agreement. The Company maintained the option to request that the ABL Facility be increased by an amount not to exceed $20.0 million, subject to certain rights of the administrative agent, swing line lender and issuing banks with respect to the lenders providing commitments for such increase. As of June 29, 2013, the Company had no outstanding borrowings under the ABL Facility. Borrowing base availability was $34.7 million, however, outstanding letters of credit in the aggregate amount of $11.0 million left $23.7 million available for additional borrowings. The aforementioned letters of credit were primarily provided to certain administrative service providers and financial institutions. None of these letters of credit had been drawn on as of June 29, 2013.
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
In connection with the Merger, the Company repaid and terminated the Argentine peso-denominated loan. In addition, the U.S. dollar-denominated loan was adjusted to reflect its fair value as of the date of the Merger. As a result, the Company recorded a contra-liability in Long-term debt and will amortize the balance over the remaining life of the facility. At June 29, 2013, the face amount of the outstanding indebtedness under the U.S. dollar-denominated loan was $10.4 million, with a carrying amount of $10.0 million and a weighted average interest rate of 3.17%.
China Credit Facility — Healthcare
In the third quarter of 2010, the Company's subsidiary in China entered into a three-year U.S. dollar-denominated construction loan agreement (the “Healthcare Facility”) with a banking institution in China to finance a portion of the installation of a new spunmelt line at its manufacturing facility in Suzhou, China. The three-year term of the agreement began with the date of the first draw down on the Healthcare Facility, which occurred in fourth quarter of 2010. The interest rate applicable to borrowings is based on three-month LIBOR plus an amount to be determined at the time of funding based on the lender's internal head office lending rate (400 basis points at the time the credit agreement was executed), but in no event would the interest rate be less than 1-year LIBOR plus 250 points.
The maximum borrowings available under the facility, excluding any interest added to principal, were $20.0 million. The Company repaid $4.0 million of the principal balance in the fourth quarter of 2012. As a result, the outstanding balance under the Healthcare Facility was $16.0 million at December 29, 2012, with a weighted average interest rate of 5.44%. As of June 29, 2013, the outstanding balance under the Healthcare Facility was $14.5 million with a weighted-average interest rate of 5.43%.

The outstanding balance is scheduled to be repaid during 2013 using a combination of existing cash balances and cash generated from operations.
China Credit Facility — Hygiene
In the third quarter of 2012, the Company's subsidiary in China entered into a three-year U.S. dollar-denominated construction loan agreement (the “Hygiene Facility”) with a banking institution in China to finance a portion of the installation of a new spunmelt line at its manufacturing facility in Suzhou, China. The interest rate applicable to borrowings under the Hygiene Facility is based on three-month LIBOR plus an amount to be determined at the time of funding based on the lender's internal head office lending rate (520 basis points at the time the credit agreement was executed).
The maximum borrowings available under the facility, excluding any interest added to principal, were $25.0 million. As of December 29, 2012, the outstanding balance under the Hygiene Facility was $11.0 million with a weighted-average interest rate of 5.51%. As of June 29, 2013, the outstanding balance under the Hygiene Facility was $24.9 million with a weighted average interest rate of 5.48%. The Company's first scheduled payment on the outstanding principal is due in late 2013.
Other Indebtedness
The Company periodically enters into short-term credit facilities in order to finance various liquidity requirements. At June 29, 2013, outstanding amounts related to such facilities were $1.1 million, which are being used to finance insurance premium payments. The weighted average interest rate on these borrowings was 2.44%. At December 29, 2012, amounts outstanding under these facilities was $0.8 million at a weighted average interest rate of 2.46%. Borrowings are included in Short-term borrowings in the Consolidated Balance Sheets.
The Company also has documentary letters of credit not associated with the ABL Facility, Healthcare Facility or the Hygiene Facility. These letters of credit were primarily provided to certain raw material vendors and amounted to $8.0 million and $6.9 million at June 29, 2013 and December 29, 2012, respectively. None of these letters of credit have been drawn upon.
Note 9.  Derivative Instruments
In the normal course of business, the Company is exposed to certain risks arising from business operations and economic factors. These fluctuations can increase the cost of financing, investing and operating the business. The Company may use derivative financial instruments to help manage market risk and reduce the exposure to fluctuations in interest rates and foreign currencies. These financial instruments are not used for trading or other speculative purposes.
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
The following table presents the fair values of the Company's derivative instruments included within Accounts payable and accrued expenses on the Consolidated Balance Sheets as of June 29, 2013 and December 29, 2012:

	As of June 29, 2013		As of December 29, 2012
In thousands	Notional	Fair Value	Notional	Fair Value
Designated hedges:
Hygiene Euro Contracts	$—	$—	$22,554	$(1,248)
Undesignated hedges:
Hygiene Euro Contracts	8,512	(759)	—	—
Healthcare Euro Contracts	—	—	—	—
Total	$8,512	$(759)	$22,554	$(1,248)
Hygiene Euro Contracts
On June 30, 2011, the Company entered into a series of foreign exchange forward contracts with a third-party financial institution used to minimize foreign exchange risk on certain future cash commitments related to the new hygiene line under construction in China (the "Hygiene Euro Contracts"). The contracts allow the Company to purchase fixed amount of Euros on specified future dates, coinciding with the payment amounts and dates of equipment purchase contracts. The Hygiene Euro Contracts qualify for hedge accounting treatment and are considered a fair value hedge; therefore, changes in the fair value of each contract is recorded in Foreign currency and other, net along with the gain or loss on the recognized hedged asset or liability that is attributable to the hedged risk. Since inception, the Company amended the equipment purchase contract on the hygiene line to which the Hygiene Euro Contracts are linked. However, the Company modified the notional amounts of the Hygiene Euro Contracts to synchronize with the underlying updated contract payments. As a result, the Hygiene Euro Contracts remain highly effective and continue to qualify for hedge accounting treatment.
In May 2013, the Company completed commercial acceptance of the new hygiene line under construction in China and recorded a liability for the remaining balance due. As a result, the Company removed the hedge designation of the Hygiene Euro Contracts and will continue to recognize changes in the fair value of the contracts in current earnings as an undesignated hedge. However, changes in the fair value of the hedged asset that is attributable to the hedged risk has been capitalized in the cost base of the hygiene line and no longer recognized in current earnings. The final two payments will be made in the third and fourth quarter of 2013, respectively.
Healthcare Euro Contracts
In January 2011, the Company entered into a series of foreign exchange forward contracts with a third-party financial institution used to minimize foreign exchange risk on certain future cash commitments related to the new healthcare line under construction in China (the "Healthcare Euro Contracts"). The contracts allowed the Company to purchase fixed amount of Euros on specified future dates, coinciding with the payment amounts and dates of equipment purchase contracts. The Healthcare Euro Contracts qualified for hedge accounting treatment and were considered a fair value hedge; therefore, changes in the fair value of each contract was recorded in Foreign currency and other, net along with the gain or loss on the recognized hedged asset or liability that was attributable to the hedged risk.
In July 2011, the Company completed commercial acceptance of the new healthcare line under construction in China and recorded a liability for the remaining balance due. As a result, the Company removed the hedge designation of the Healthcare Euro Contracts and will continue to recognize changes in the fair value of the contracts in current earnings as an undesignated hedge. However, changes in the fair value of the hedged asset that is attributable to the hedged risk has been capitalized in the cost base of the healthcare line and no longer recognized in current earnings. During the first quarter of 2012, the Company remitted the final payment on the healthcare line and simultaneously fulfilled its obligations under the Healthcare Euro Contracts.
The following table represents the amount of (gain) or loss associated with derivatives designated as hedges affecting Foreign currency and other, net in the Consolidated Statements of Comprehensive Income (Loss):

In thousands	Three Months Ended June 29, 2013	Three Months Ended June 30, 2012	Six Months Ended June 29, 2013	Six Months Ended June 30, 2012
Designated hedges:
Hygiene Euro Contracts	$(510)	$851	$(449)	$(375)
Undesignated hedges:
Hygiene Euro Contracts	(40)	—	(40)	—
Healthcare Euro Contracts	—	—	—	(147)
Total	$(550)	$851	$(489)	$(522)
Gains and losses associated with the Company's designated fair value hedges are offset within Foreign currency and other, net by the changes in the fair value of the underlying transactions. However, once the hedge is undesignated, the fair value of the hedge is not longer offset by the fair value of the underlying transaction.
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
The following tables present the fair value and hierarchy levels for the Company's assets and liabilities, which are measured at fair value on a recurring basis as of the following periods:

In thousands	Level 1	Level 2	Level 3	June 29, 2013
Assets
Firm commitment	$—	$—	$—	$—

Liabilities
Hygiene Euro Contracts	—	(759)	—	(759)

In thousands	Level 1	Level 2	Level 3	December 29, 2012
Assets
Firm commitment	$—	$1,248	$—	$1,248

Liabilities
Hygiene Euro Contracts	—	(1,248)	—	(1,248)
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

The fair values of cash and cash equivalents, accounts receivable, inventories, short-term borrowings and accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of these instruments. The methodologies used by the Company to determine the fair value of its financial assets and liabilities at June 29, 2013 are the same as those used at December 29, 2012. As a result, there have been no transfers between Level 1 and Level 2 categories.
Note 11.  Pension and Postretirement Benefit Plans
The Company sponsor's multiple defined benefit plans that cover certain employees. Postretirement benefit plans, other than pensions, provide healthcare benefits for certain eligible employees. Benefits are primarily based on years of service and the employee’s compensation.
Pension Plans
The Company has both funded and unfunded pension benefit plans. It is the Company’s policy to fund such plans in accordance with applicable laws and regulations in order to ensure adequate funds are available in the plans to make benefit payments to plan participants and beneficiaries when required.
The components of the Company's pension related costs for the following periods are as follows:

In thousands	Three Months Ended June 29, 2013	Three Months Ended June 30, 2012	Six Months Ended June 29, 2013	Six Months Ended June 30, 2012
Service cost	$835	$504	$1,679	$1,014
Interest cost	1,379	1,429	2,770	2,871
Return on plan assets	(1,864)	(1,602)	(3,748)	(3,218)
Curtailment / settlement (gain) loss	—	233	—	233
Net amortization of:
Transition costs and other	87	(15)	175	(31)
Net periodic benefit cost	$437	$549	$876	$869
During the fourth quarter of 2012, the Company completed the liquidation of two pension plans related to its former Dominion Textile, Inc. business in Canada. All pension benefits legally owed to plan participants were fully paid from plan assets by the end of 2012. Excess plan assets left in the trust after all participants were paid was $0.3 million and is reported within Other current assets in the Company's Consolidated Balance Sheet at December 29, 2012. The surplus was received by the Company in the first quarter of 2013. As a result of the liquidation of these plans during 2012, the Company recognized a settlement loss of $0.8 million within Special charges, net in the Company's Consolidated Statements of Comprehensive Income (Loss).
The Company’s practice is to fund amounts for its qualified pension plans at least sufficient to meet the minimum requirements set forth in applicable employee benefit laws and local tax laws. In addition, the Company manages these plans to ensure that all present and future benefit obligations are met as they come due. During the three and six months ended June 29, 2013, employer contributions totaled $1.0 million and $2.7 million, respectively. Full year contributions are expected to approximate $5.3 million.
Postretirement Plans
The Company sponsors several non-U.S. postretirement plans that provide healthcare benefits to cover certain eligible employees. These plans have no plan assets, but instead are funded by the Company on a pay-as-you-go basis in the form of direct benefit payments.

The components of the Company's postretirement related costs for the following periods are as follows:

In thousands	Three Months Ended June 29, 2013	Three Months Ended June 30, 2012	Six Months Ended June 29, 2013	Six Months Ended June 30, 2012
Service cost	$15	$17	$30	$35
Interest cost	46	54	92	108
Curtailment / settlement (gain) loss	—	15	—	15
Net amortization of:
Transition costs and other	9	6	18	12
Net periodic benefit cost	$70	$92	$140	$170
For the three months ended June 29, 2013 and June 30, 2012, reclassifications out of accumulated other comprehensive income (loss) totaled $0.1 million and less than $0.1 million, respectively. For the six months ended June 29, 2013 and June 30, 2012, reclassifications out of accumulated other comprehensive income (loss) totaled $0.2 million and less than $0.1 million, respectively. These amounts related to net actuarial gains/losses included in the computation of net periodic benefit cost for both pension and postretirement benefit plans.
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
Note 12.  Income Taxes
The Company accounts for its provision for income taxes in accordance with ASC 740, "Income Taxes," which requires an estimate of the annual effective tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year. For the six months ended June 29, 2013, the combination of the Company's income tax provision and recorded loss from operations before income taxes resulted in a negative effective tax rate of 56.3%. The effective tax rate for the six months ended June 29, 2013 is different than the Company's statutory tax rate primarily due to losses in certain jurisdictions for which no income tax benefits are anticipated, settlement amounts paid in Mexico under an amnesty program, foreign withholding taxes for which tax credits are not anticipated, changes in the amounts of tax uncertainties and foreign taxes calculated at statutory rates different than the U.S. statutory rate. As a result, the effective tax rate for the three months ended June 29, 2013 was negative 60.8%.
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes and (b) operating loss and tax credit carryforwards. A valuation allowance is recorded when, based on the weight of the evidence, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. The realization of the deferred tax asset depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdiction. At June 29, 2013, the Company has a net deferred tax liability of $28.1 million.
At June 29, 2013, the Company had unrecognized tax benefits of $21.3 million, of which $9.8 million relates to accrued interest and penalties. These amounts are included within Other noncurrent liabilities within the accompanying consolidated balance sheet. The total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate is $21.3 million as of June 29, 2013. Included in the balance as of June 29, 2013 is $3.7 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount is comprised of items which relate to the lapse of statute of limitations or the settlement of issues. The Company recognizes interest and/or penalties related to income taxes as a component of income tax expense.
In 2013, Mexico initiated a tax amnesty program that provides a reduction in taxes owed and the elimination of all related penalties and interest. In May 2013, the Company exercised its right under the amnesty program related to the country's Asset Tax. As a result, the Company recorded a discrete tax expense of $2.9 million during the three months ended June 29, 2013 associated with the amnesty program.
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
The major jurisdictions where the Company files income tax returns include the United States, Canada, China, the Netherlands, France, Germany, Spain, Mexico, Colombia, and Argentina. As of June 29, 2013, the Company has a number of open tax years with various taxing jurisdictions that range from 2003 to 2012. The results of current tax audits and reviews related to open tax years have not been finalized, and management believes that the ultimate outcomes of these audits and reviews will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Note 13.  Special Charges, Net
As part of our business strategy, the Company incurs amounts related to corporate-level decisions or Board of Director actions. These actions are primarily associated with initiatives attributable to restructuring and realignment of manufacturing operations and management structures as well as the pursuit of certain transaction opportunities, when applicable. In addition, the Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. These amounts are included in Special charges, net in the Statements of Comprehensive Income (Loss). A summary for each respective period is as follows:

In thousands	Three Months Ended June 29, 2013	Three Months Ended June 30, 2012	Six Months Ended June 29, 2013	Six Months Ended June 30, 2012
Restructuring and plant realignment costs
Internal redesign and restructure of global operations	$398	$7,363	$1,941	$8,110
Plant realignment costs	1,014	323	1,110	996
IS support initiative	18	512	25	789
Other restructure initiatives	43	113	43	163
Total restructuring and plant realignment costs	1,473	8,311	3,119	10,058
Acquisition and merger related costs
Blackstone acquisition costs	—	89	—	450
Total acquisition and merger related costs	—	89	—	450
Other special charges
Other charges	277	353	435	664
Total other special charges	277	353	435	664
Total special charges, net	$1,750	$8,753	$3,554	$11,172
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
Costs incurred for the respective periods presented consisted of the following:

In thousands	Three Months Ended June 29, 2013	Three Months Ended June 30, 2012	Six Months Ended June 29, 2013	Six Months Ended June 30, 2012
Employee separation	$50	$6,078	$136	$6,078
Professional consulting fees	147	841	1,402	1,588
Relocation, recruitment and other	201	444	403	444
Total	$398	$7,363	$1,941	$8,110

Plant Realignment Costs
The Company incurs costs associated with ongoing restructuring initiatives intended to result in lower working capital levels and improve operating performance and profitability. Costs associated with these initiatives include improving manufacturing productivity, reducing headcount, realignment of management structures, reducing corporate costs and rationalizing certain assets, businesses and employee benefit programs. Costs incurred for the respective periods presented primarily consisted of plant realignment initiatives in the Americas and Europe regions.
IS Support Initiative
During 2012, the Company launched an initiative to utilize a third-party service provider for its Information Systems support tactical functions, including: service desk; desktop/end-user computing; server administration; network services; data center operations; database and applications development; and maintenance. Costs incurred for the respective periods presented primarily consisted of employee separation and severance expenses.
Other Restructuring Initiatives
The Company incurs costs associated with less significant ongoing restructuring initiatives resulting from the continuous evaluation of opportunities to optimize manufacturing facilities and the manufacturing process. Costs associated with these initiatives primarily relate to professional consulting fees.
Amounts accrued for Restructuring and Plant Realignment costs are included in Accounts payable and accrued expenses in the Consolidated Balance Sheets. Changes in the Company's reserves for the respective periods presented were as follows:

In thousands	Six Months Ended June 29, 2013	Six Months Ended June 30, 2012
Beginning balance	$6,278	$1,100
Additions	1,314	10,058
Cash payments	(5,186)	(3,876)
Adjustments	(70)	(216)
Ending balance	$2,336	$7,066
The Company accounts for its restructuring programs in accordance with ASC 712, "Compensation - Non-retirement Postemployment Benefits" ("ASC 712") and anticipates that the substantial majority of the remaining accrued liability will be paid by the end of 2013.
Acquisition and Merger Related Costs
Blackstone Acquisition Costs
As a result of the Merger on January 28, 2011, the Company incurred direct acquisition costs associated with the transaction including investment banking, legal, accounting and other fees for professional services. Other expenses included direct financing costs associated with the issuance of the Senior Secured Notes as well as the fee to enter into the ABL Facility, both of which have been capitalized as intangible assets on the Consolidated Balance Sheet as of the date of the Merger.
Other Special Charges
Other Charges
Other charges consist primarily of expenses related to the Company’s pursuit of other business opportunities. The Company reviews its business operations on an ongoing basis in light of current and anticipated market conditions and other factors and, from time to time, may undertake certain actions in order to optimize overall business, performance or competitive position. To the extent any such decisions are made, the Company would likely incur costs associated with such actions, which could be material. Other costs may include various corporate-level initiatives.
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

Amounts associated with these components for the respective periods are as follows:

In thousands	Three Months Ended June 29, 2013	Three Months Ended June 30, 2012	Six Months Ended June 29, 2013	Six Months Ended June 30, 2012
Foreign currency gains (losses)	$(1,014)	$159	$(1,434)	$519
Other operating income (expense)	50	—	130	—
Total	$(964)	$159	$(1,304)	$519
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
Amounts associated with these components for the respective periods are as follows:

In thousands	Three Months Ended June 29, 2013	Three Months Ended June 30, 2012	Six Months Ended June 29, 2013	Six Months Ended June 30, 2012
Foreign currency gains (losses)	$(20)	$(2,139)	$(1,017)	$(1,811)
Other non-operating income (expense)	(880)	(1,021)	(1,303)	(1,286)
Total	$(900)	$(3,160)	$(2,320)	$(3,097)
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
China Hygiene Expansion
In the second quarter of 2011, the Company entered into a firm purchase agreement to acquire a spunmelt line to be installed in Suzhou, China that will manufacture nonwoven products primarily for the hygiene market. The Company is funding the project using a combination of existing cash balances, internal cash flows and the Hygiene Facility. As a result of the firm commitment being denominated in Euros, we entered into a series of foreign exchange forward contracts with a third-party financial institution to purchase fixed amount of Euros on specified future dates that coincide with the payment amounts and the dates of the payments.
In May 2013, the Company completed commercial acceptance of the new hygiene line under construction in China and recorded a liability for the remaining balance due under the existing purchase agreement. As of June 29, 2013, the outstanding balance due was $8.5 million.
Note 17.  Segment Information
The Company is a leading global innovator, manufacturer and marketer of engineered materials, primarily focused on the production of nonwoven products. The Company operates through four segments, with the main source of revenue being the sales of primary and intermediate products to the hygiene, healthcare, wipes and industrial markets. The Company has one major customer that accounts for over 10% of its business, the loss of which would have a material adverse impact on reported financial results. Sales to this customer are reported within each of the Nonwoven segments.
During 2012, the Company restructured its global operations for the purposes of realigning and repositioning the Company to consolidate the benefits of its global footprint, align resources and capabilities with future growth opportunities and provide for a more efficient structure to serve existing markets. As part of the change, the Company combined the Latin America Nonwovens segment and the U.S. Nonwoven segment to create the Americas Nonwoven segment. The Company's segments are now as follows: Americas Nonwovens, Europe Nonwovens, Asia Nonwovens and Oriented Polymers segments. Segment information for all years has been revised to reflect the new structure.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that the segment results are prepared on a management basis that is consistent with the manner in which the Company desegregates financial information for internal review and decision making. Intercompany sales between the segments are eliminated.
Financial data by segment is as follows:

In thousands	Three Months Ended June 29, 2013	Three Months Ended June 30, 2012	Six Months Ended June 29, 2013	Six Months Ended June 30, 2012
Net sales
Americas Nonwovens	$159,444	$165,536	$312,449	$331,429
Europe Nonwovens	72,938	76,015	151,212	151,681
Asia Nonwovens	42,428	36,448	80,395	72,871
Oriented Polymers	16,728	18,245	34,564	35,434
Total	$291,538	$296,244	$578,620	$591,415

Operating income (loss)
Americas Nonwovens	$14,557	$11,454	$26,031	$30,743
Europe Nonwovens	3,419	3,487	6,712	7,134
Asia Nonwovens	5,035	4,333	9,589	8,344
Oriented Polymers	1,431	1,348	3,023	3,025
Unallocated Corporate	(14,364)	(9,154)	(24,055)	(18,522)
Eliminations	(23)	(70)	(61)	91
Subtotal	10,055	11,398	21,239	30,815
Special charges, net	(1,750)	(8,753)	(3,554)	(11,172)
Total	$8,305	$2,645	$17,685	$19,643

Depreciation and amortization expense
Americas Nonwovens	$8,086	$9,028	$16,403	$17,365
Europe Nonwovens	3,004	2,557	6,063	5,253
Asia Nonwovens	4,808	3,501	8,197	6,819
Oriented Polymers	348	336	696	717
Unallocated Corporate	421	418	853	854
Subtotal	16,667	15,840	32,212	31,008
Amortization of loan acquisition costs	607	685	1,214	1,370
Total	$17,274	$16,525	$33,426	$32,378

Capital spending
Americas Nonwovens	$1,233	$1,174	$2,051	$1,814
Europe Nonwovens	501	2,315	1,049	4,558
Asia Nonwovens	9,964	12,743	22,523	22,452
Oriented Polymers	101	84	226	170
Corporate	384	2	651	636
Total	$12,183	$16,318	$26,500	$29,630

In thousands	June 29, 2013	December 29, 2012
Division assets
Americas Nonwovens	$495,108	$513,765
Europe Nonwovens	194,359	202,139
Asia Nonwovens	278,329	248,790
Oriented Polymers	26,930	25,329
Corporate	32,571	32,046
Total	$1,027,297	$1,022,069
Note 18.  Certain Relationships and Related Party Transactions
In connection with the Merger, Holdings entered into a shareholders agreement (the “Shareholders Agreement”) with Blackstone and certain members of the Company's management. The Shareholders Agreement governs certain matters relating to ownership of Holdings, including the election of directors of our parent companies, restrictions on the issuance or transfer of shares, including tag-along rights and drag-along rights, other special corporate governance provisions and registration rights (including customary indemnification provisions). As of June 29, 2013, the Board of Directors of the Company includes three Blackstone members, two outside members, the Company’s Chief Executive Officer and an employee director. Furthermore, Blackstone has the power to designate all of the members of the Board of Directors of the Company and the right to remove any or all directors, with or without cause.
Management Services Agreement
Upon the completion of the Merger, the Company became subject to a management services agreement (“Management Services Agreement”) with Blackstone Management Partners V L.L.C. (“BMP”), an affiliate of Blackstone. Under the Management Services Agreement, BMP (including through its affiliates) has agreed to provide certain monitoring, advisory and consulting services for an annual non-refundable advisory fee, to be paid at the beginning of each fiscal year, equal to the greater of (i) $3.0 million or (ii) 2.0% of the Company’s consolidated EBITDA (as defined under the credit agreement governing our ABL Facility) for the immediately preceding fiscal year. The amount of such fee shall be initially paid based on the Company’s then most current estimate of the Company’s projected EBITDA amount for the fiscal year immediately preceding the date upon which the advisory fee is paid. After completion of the fiscal year to which the fee relates and following the availability of audited financial statements for such period, the parties will recalculate the amount of such fee based on the actual consolidated EBITDA for such period and the Company or BMP, as applicable, shall adjust such payment as necessary based on the recalculated amount. Based on the Company’s fiscal 2012 financial performance, the advisory fee for the fiscal year ended December 29, 2012 remained at $3.0 million. With respect to the fiscal 2013 advisory fee, the Company paid $3.0 million during the first quarter of 2013. These amounts are included in Selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss).
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

The following Condensed Consolidating Financial Statements are presented to satisfy the disclosure requirements of Rule 3-10 of Regulation S-X. In accordance with Rule 3-10, the subsidiary guarantors are all 100% owned by PGI (the “Issuer”). The guarantees on the Senior Secured Notes are full and unconditional and all guarantees are joint and several. The information presents Condensed Consolidating Balance Sheets as of June 29, 2013 and December 29, 2012, Condensed Consolidating Statements of Comprehensive Income (Loss) for the three and six months ended June 29, 2013 and June 30, 2012, and Condensed Consolidating Statements of Cash Flows for the six months ended June 29, 2013 and June 30, 2012 of (1) PGI (Issuer), (2) the Guarantors, (3) the Non-Guarantors and (4) consolidating eliminations to arrive at the information for the Company on a consolidated basis.
During 2012, the Company made changes to its presentation of certain intercompany activities between PGI (Issuer), the Guarantors, the Non-Guarantors and corresponding Eliminations within its Condensed Consolidating Financial Statements contained herein. As a result, certain prior period intercompany activities included in this note disclosure for the Condensed Consolidating Balance Sheets, the Condensed Consolidating Statements of Comprehensive Income (Loss) and the Condensed Consolidating Statements of Cash Flows have been recast to correct the classification of certain intercompany transactions. Management has determined that the adjustments were not material to prior periods and the nature of the changes is not material to the overall presentation. Accordingly, prior period Condensed Consolidating Balance Sheets, the Condensed Consolidating Statements of Comprehensive Income (Loss) and Condensed Consolidating Statements of Cash Flows included herein are not comparable to presentation included in prior period disclosures.

Condensed Consolidating Balance Sheet
As of June 29, 2013

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$699	$18,908	$60,864	$—	$80,471
Accounts receivable, net	—	28,195	115,997	—	144,192
Inventories, net	(76)	22,238	75,607	—	97,769
Deferred income taxes	—	613	3,864	(613)	3,864
Other current assets	4,466	9,556	26,839	—	40,861
Total current assets	5,089	79,510	283,171	(613)	367,157
Property, plant and equipment, net	1,419	95,052	382,127	—	478,598
Goodwill	—	20,718	60,064	—	80,782
Intangible assets, net	22,684	41,008	10,899	—	74,591
Net investment in and advances to (from) subsidiaries	701,902	758,438	(213,382)	(1,246,958)	—
Deferred income taxes	—	—	1,392	—	1,392
Other noncurrent assets	303	5,629	18,845	—	24,777
Total assets	$731,397	$1,000,355	$543,116	$(1,247,571)	$1,027,297
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$1,138	$—	$—	$—	$1,138
Accounts payable and accrued liabilities	37,581	36,793	136,490	—	210,864
Income taxes payable	—	—	2,476	—	2,476
Deferred income taxes	331	—	14	134	479
Current portion of long-term debt	167	—	20,334	—	20,501
Total current liabilities	39,217	36,793	159,314	134	235,458
Long-term debt	560,161	—	29,086	—	589,247
Deferred income taxes	272	9,149	24,166	(748)	32,839
Other noncurrent liabilities	2,529	11,675	26,331	—	40,535
Total liabilities	602,179	57,617	238,897	(614)	898,079
Common stock	—	—	36,083	(36,083)	—
Other shareholders’ equity	129,218	942,738	268,136	(1,210,874)	129,218
Total shareholders' equity	129,218	942,738	304,219	(1,246,957)	129,218
Total liabilities and shareholders' equity	$731,397	$1,000,355	$543,116	$(1,247,571)	$1,027,297

Condensed Consolidating Balance Sheet
As of December 29, 2012

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$486	$28,285	$69,108	$—	$97,879
Accounts receivable, net	—	22,350	109,219	—	131,569
Inventories, net	—	23,843	71,121	—	94,964
Deferred income taxes	—	613	3,832	(613)	3,832
Other current assets	1,821	7,710	23,883	—	33,414
Total current assets	2,307	82,801	277,163	(613)	361,658
Property, plant and equipment, net	27,711	99,660	351,798	—	479,169
Goodwill	—	20,718	59,890	—	80,608
Intangible assets, net	24,313	42,422	8,928	—	75,663
Net investment in and advances to (from) subsidiaries	679,818	723,861	(188,670)	(1,215,009)	—
Deferred income taxes	—	—	945	—	945
Other noncurrent assets	275	5,787	17,964	—	24,026
Total assets	$734,424	$975,249	$528,018	$(1,215,622)	$1,022,069
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$813	$—	$—	$—	$813
Accounts payable and accrued liabilities	28,511	33,344	135,050	—	196,905
Income taxes payable	—	89	3,752	—	3,841
Deferred income taxes	331	—	14	134	479
Current portion of long-term debt	107	—	19,370	—	19,477
Total current liabilities	29,762	33,433	158,186	134	221,515
Long-term debt	560,043	—	19,356	—	579,399
Deferred income taxes	273	9,149	24,506	(747)	33,181
Other noncurrent liabilities	5,144	15,540	28,088	—	48,772
Total liabilities	595,222	58,122	230,136	(613)	882,867
Common stock	—	—	36,083	(36,083)	—
Other shareholders’ equity	139,202	917,127	261,799	(1,178,926)	139,202
Total shareholders' equity	139,202	917,127	297,882	(1,215,009)	139,202
Total liabilities and shareholders' equity	$734,424	$975,249	$528,018	$(1,215,622)	$1,022,069

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended June 29, 2013

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$89,817	$206,389	$(4,668)	$291,538
Cost of goods sold	(11)	(74,870)	(170,935)	4,668	(241,148)
Gross profit	(11)	14,947	35,454	—	50,390
Selling, general and administrative expenses	(14,331)	(6,004)	(19,036)	—	(39,371)
Special charges, net	(471)	(103)	(1,176)	—	(1,750)
Other operating, net	16	(145)	(835)	—	(964)
Operating income (loss)	(14,797)	8,695	14,407	—	8,305
Other income (expense):
Interest expense	(12,246)	3,086	(3,163)	—	(12,323)
Intercompany royalty and technical service fees	1,428	1,697	(3,125)	—	—
Foreign currency and other, net	2	(150)	(752)	—	(900)
Equity in earnings of subsidiaries	15,630	1,872	—	(17,502)	—
Income (loss) before income taxes	(9,983)	15,200	7,367	(17,502)	(4,918)
Income tax (provision) benefit	2,077	458	(5,523)	—	(2,988)
Net income (loss)	$(7,906)	$15,658	$1,844	$(17,502)	$(7,906)
Comprehensive income (loss)	$(5,477)	$8,930	$(44)	$(8,886)	$(5,477)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended June 30, 2012

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$98,353	$203,301	$(5,410)	$296,244
Cost of goods sold	12	(86,090)	(169,157)	5,410	(249,825)
Gross profit	12	12,263	34,144	—	46,419
Selling, general and administrative expenses	(8,988)	(6,642)	(19,550)	—	(35,180)
Special charges, net	(3,846)	(2,082)	(2,825)	—	(8,753)
Other operating, net	10	118	31	—	159
Operating income (loss)	(12,812)	3,657	11,800	—	2,645
Other income (expense):
Interest expense	(7,708)	6,708	(11,738)	—	(12,738)
Intercompany royalty and technical service fees	1,438	1,631	(3,069)	—	—
Foreign currency and other, net	32	402	(3,594)	—	(3,160)
Equity in earnings of subsidiaries	3,226	(7,726)	—	4,500	—
Income (loss) before income taxes	(15,824)	4,672	(6,601)	4,500	(13,253)
Income tax (provision) benefit	3,730	(1,373)	(1,198)	—	1,159
Net income (loss)	$(12,094)	$3,299	$(7,799)	$4,500	$(12,094)
Comprehensive income (loss)	$(22,433)	$(7,150)	$(12,521)	$19,671	$(22,433)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Six Months Ended June 29, 2013

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$182,829	$405,918	$(10,127)	$578,620
Cost of goods sold	(36)	(156,714)	(335,741)	10,127	(482,364)
Gross profit	(36)	26,115	70,177	—	96,256
Selling, general and administrative expenses	(23,975)	(11,764)	(37,974)	—	(73,713)
Special charges, net	(1,826)	(139)	(1,589)	—	(3,554)
Other operating, net	18	(222)	(1,100)	—	(1,304)
Operating income (loss)	(25,819)	13,990	29,514	—	17,685
Other income (expense):
Interest expense	(22,474)	6,187	(8,120)	—	(24,407)
Intercompany royalty and technical service fees	2,756	3,304	(6,060)	—	—
Foreign currency and other, net	—	(247)	(2,073)	—	(2,320)
Equity in earnings of subsidiaries	27,155	5,690	—	(32,845)	—
Income (loss) before income taxes	(18,382)	28,924	13,261	(32,845)	(9,042)
Income tax (provision) benefit	4,249	(1,687)	(7,653)	—	(5,091)
Net income (loss)	$(14,133)	$27,237	$5,608	$(32,845)	$(14,133)
Comprehensive income (loss)	$(15,380)	$25,035	$5,339	$(30,374)	$(15,380)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Six Months Ended June 30, 2012

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$193,767	$407,843	$(10,195)	$591,415
Cost of goods sold	30	(168,537)	(333,497)	10,195	(491,809)
Gross profit	30	25,230	74,346	—	99,606
Selling, general and administrative expenses	(18,279)	(12,559)	(38,472)	—	(69,310)
Special charges, net	(5,324)	(2,297)	(3,551)	—	(11,172)
Other operating, net	9	220	290	—	519
Operating income (loss)	(23,564)	10,594	32,613	—	19,643
Other income (expense):
Interest expense	(18,983)	10,023	(16,627)	—	(25,587)
Intercompany royalty and technical service fees	2,929	3,442	(6,371)	—	—
Foreign currency and other, net	—	239	(3,336)	—	(3,097)
Equity in earnings of subsidiaries	21,391	1,424	—	(22,815)	—
Income (loss) before income taxes	(18,227)	25,722	6,279	(22,815)	(9,041)
Income tax (provision) benefit	5,868	(4,205)	(4,981)	—	(3,318)
Net income (loss)	$(12,359)	$21,517	$1,298	$(22,815)	$(12,359)
Comprehensive income (loss)	$(17,875)	$17,229	$(293)	$(16,936)	$(17,875)

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 29, 2013

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(10,239)	$22,547	$(13,926)	$—	$(1,618)
Investing activities:
Purchases of property, plant and equipment	(23,207)	(1,658)	(1,635)	—	(26,500)
Proceeds from the sale of assets	—	—	75	—	75
Acquisition of intangibles and other	(135)	—	—	—	(135)
Intercompany investing activities, net	5,766	(28,500)	(4,000)	26,734	—
Net cash provided by (used in) investing activities	(17,576)	(30,158)	(5,560)	26,734	(26,560)
Financing activities:
Proceeds from long-term borrowings	—	—	14,177	—	14,177
Proceeds from short-term borrowings	1,879	—	—	—	1,879
Repayment of long-term borrowings	(65)	—	(3,252)	—	(3,317)
Repayment of short-term borrowings	(1,554)	—	—	—	(1,554)
Issuance of common stock	(232)	—	—	—	(232)
Intercompany financing activities, net	28,000	(1,766)	500	(26,734)	—
Net cash provided by (used in) financing activities	28,028	(1,766)	11,425	(26,734)	10,953
Effect of exchange rate changes on cash	—	—	(183)	—	(183)
Net change in cash and cash equivalents	213	(9,377)	(8,244)	—	(17,408)
Cash and cash equivalents at beginning of period	486	28,285	69,108	—	97,879
Cash and cash equivalents at end of period	$699	$18,908	$60,864	$—	$80,471

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2012

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(58,518)	$44,082	$52,103	$—	$37,667
Investing activities:
Purchases of property, plant and equipment	(18,502)	(1,508)	(29,378)	19,758	(29,630)
Proceeds from the sale of assets	19,758	1,646	11	(19,758)	1,657
Acquisition of intangibles and other	(110)	—	—	—	(110)
Intercompany investing activities, net	30,198	(30,554)	(19,758)	20,114	—
Net cash provided by (used in) investing activities	31,344	(30,416)	(49,125)	20,114	(28,083)
Financing activities:
Proceeds from long-term borrowings	—	—	25	—	25
Proceeds from short-term borrowings	1,943	—	3,000	—	4,943
Repayment of long-term borrowings	(44)	—	(2,306)	—	(2,350)
Repayment of short-term borrowings	(1,233)	—	(5,000)	—	(6,233)
Intercompany financing activities, net	33,370	(10,440)	(2,816)	(20,114)	—
Net cash provided by (used in) financing activities	34,036	(10,440)	(7,097)	(20,114)	(3,615)
Effect of exchange rate changes on cash	—	—	(641)	—	(641)
Net change in cash and cash equivalents	6,862	3,226	(4,760)	—	5,328
Cash and cash equivalents at beginning of period	3,135	14,574	55,033	—	72,742
Cash and cash equivalents at end of period	$9,997	$17,800	$50,273	$—	$78,070

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in Part I,Item 1 of this report. It should be noted that our gross profit margins may not be comparable to other companies since some entities classify shipping and handling costs in cost of goods sold and others, including us, include such costs in selling, general and administrative expenses. Similarly, some entities, including us, include foreign currency gains and losses resulting from operating activities as a component of operating income, and some entities classify all foreign currency gains and losses outside of operating income.
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
Our Overview
We are a leading global innovator, manufacturer and marketer of engineered materials, primarily focused on the production of nonwoven products. Nonwovens are a high-performance and low-cost fabric-like alternative to traditional textiles, paper and other materials. They can be made with specific value-added characteristics including absorbency, tensile strength, softness and barrier properties, among others. Our nonwoven products are critical components used in consumer and industrial products, including hygiene, healthcare, wipes and industrial applications. Primary applications in each of our target markets are as follows:
•Hygiene:    Baby diapers, feminine hygiene products and adult incontinence products
•Healthcare:    Single-use surgical gowns and drapes, hospital apparel and infection control supplies
•Wipes:        Household, personal care and commercial cleaning wipes
•Industrial:    Filtration, cable wrap, house wrap, furniture and bedding, agriculture, landscape, industrial packaging and other specialty areas
We have one of the largest global platforms in the industry, with a total of 13 manufacturing and converting facilities located in 9 countries throughout the world, including a significant presence in Asia and Latin America. Our manufacturing facilities are strategically located near many of our key customers in order to increase our effectiveness in addressing local and regional demand, as many of our products do not ship economically over long distances. We work closely with our customers, which include well-established multinational and regional consumer and industrial product manufacturers, to provide engineered solutions to meet increasing demand for more sophisticated products. We believe that we have one of the broadest and most advanced technology portfolios in the industry.
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
Recent Developments
On June 18, 2013, we announced the appointment of J. Joel Hackney Jr. as President and Chief Executive Officer ("CEO"), effective June 19, 2013. In accordance with his employment agreement, Mr. Hackney received a sign-on bonus at the start of his employment and is eligible to receive reimbursement of all reasonable relocation expenses incurred. Simultaneously, we announced the planned retirement of Veronica Hagen, effective August 31, 2013, as well as her retirement as President and CEO, effective June 19, 2013. Ms. Hagen will continue to serve on the Company's Board of Directors and work with her successor to ensure a seamless transition. Ms. Hagen will receive her base salary at her current rate until her retirement date and a cash severance payment payable over an 18-month period following her retirement date.
On June 12, 2013, our Board of Directors approved a plan to relocate our Nanhai, China manufacturing facilities to another manufacturing facility which will be constructed within the same district as our current facilities as well as increase our current capital investment. The authorization included the execution of an agreement with the Nanhai District People's Government (the "Government"), which will allow the Government to reclaim the land currently occupied by the existing Nanhai manufacturing facilities and will further provide certain Government support and incentives to assist in the relocation.
Possession of the land at the new location and initial construction is expected to begin during 2013, with the final shut-down of the existing facilities and start-up of the new facility estimated to occur by the first half of 2016 with no disruption to customers. We estimate total construction, relocation and other associated costs of this project to approximate 225 RMB ($36 million), which will be primarily funded through cash generated by operations. Government incentives are expected to approximate 165 RMB($26 million). We will accelerate the depreciation of the existing facilities and related assets being decommissioned in order to properly align the remaining useful lives with the timing of the relocation. Associated amounts are expected to be in the range of $8 to $10 million recognized over the next three years.
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

•
Prices, which are tied to the quality of our products, the overall supply and demand dynamics in our regional markets, and the cost of our raw material inputs, as changes in input costs have historically been passed through to customers through either contractual mechanisms or business practices. This can result in significant increases in total net sales during periods of sustained raw material cost increases as well as significant declines in net sales during periods of sustained raw material cost declines; and

•
Product mix, which is tied to demand from various markets and customers, along with the type of available capacity and technological capabilities of our facilities and equipment. Average selling prices can vary for different product types, which impacts our total revenue trends.

Our primary costs of goods sold (“COGS”) include:

•
Raw material costs (primarily polypropylene resins, which generally comprise over 75% of our raw material purchases) represent approximately 60% to 70% of COGS. We purchase raw materials, including polypropylene resins, from a number of qualified vendors located in the regions in which we operate. Polypropylene is a petroleum-based commodity material and its price historically has exhibited volatility. As discussed in the factors above, we have historically been able to mitigate volatility in polypropylene prices through changes in our selling prices to customers, enabling us to maintain a more stable gross profit per kilogram;

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

The level of our net sales and COGS vary due to changes in raw material cost. As a result, our gross profit margin as a percent of net sales can vary significantly from period to period. As such, we believe total gross profit provides a clearer representation of our operating trends. Changes in raw material costs historically have not resulted in a significant sustained impact on gross profit, as we have been able to effectively mitigate changes in raw material costs through changes in our selling prices to customers in order to maintain a more steady gross profit per kilogram sold. However, we are exposed to short-term changes in raw material cost, which can have an impact on our gross profit.
In addition, our sales are impacted by our selling prices, which is influenced by the cost of our raw material inputs. Historically, changes in input costs have been passed through to customers either by contractual mechanisms or business practices. This can result in increases in net sales during periods of significant raw material cost increases as well as declines in net sales during periods of significant raw material cost declines. As a result, financial statement items that use percentage of net sales as an economic indicator are influenced by the changes in our selling prices. In general, average prices for polypropylene resin and other raw material costs modestly trended downward throughout 2012, after spiking early in the year. However, we saw significant increases during the first quarter of 2013, followed by declines during the second quarter. As a result, we continue to operate in a volatile environment of high raw material prices relative to the prior year.
Three Months Ended June 29, 2013 Compared to the Three Months Ended June 30, 2012

The following table sets forth the period change for each category of the Statements of Comprehensive Income (Loss) for the three months ended June 29, 2013 as compared to the three months ended June 30, 2012, as well as each category as a percentage of net sales:

				Percentage of Net Sales for the Respective Period End
In thousands	Three Months Ended June 29, 2013	Three Months Ended June 30, 2012	Period Change Favorable (Unfavorable)	June 29, 2013	June 30, 2012
Net sales	$291,538	$296,244	$(4,706)	100.0%	100.0%
Cost of goods sold:
Raw materials	(159,173)	(167,424)	8,251	54.6%	56.5%
Labor	(17,441)	(19,048)	1,607	6.0%	6.4%
Overhead	(64,534)	(63,353)	(1,181)	22.1%	21.4%
Gross profit	50,390	46,419	3,971	17.3%	15.7%
Selling, general and administrative expenses	(39,371)	(35,180)	(4,191)	13.5%	11.9%
Special charges, net	(1,750)	(8,753)	7,003	0.6%	3.0%
Other operating, net	(964)	159	(1,123)	0.3%	(0.1)%
Operating income (loss)	8,305	2,645	5,660	2.8%	0.9%
Other income (expense):
Interest expense	(12,323)	(12,738)	415	4.2%	4.3%
Foreign currency and other, net	(900)	(3,160)	2,260	0.3%	1.1%
Income (loss) before income taxes	(4,918)	(13,253)	8,335	(1.7)%	(4.5)%
Income tax (provision) benefit	(2,988)	1,159	(4,147)	1.0%	(0.4)%
Net income (loss)	$(7,906)	$(12,094)	$4,188	(2.7)%	(4.1)%
Net Sales
Net sales for the three months ended June 29, 2013 were $291.5 million, a $4.7 million decrease compared with the three months ended June 30, 2012. A reconciliation presenting the components of the period change by each of our operating divisions is as follows:

	Nonwovens				Oriented Polymers	Total
In millions	Americas	Europe	Asia	Total
Beginning of period	$165.5	$76.0	$36.5	$278.0	$18.2	$296.2
Changes due to:
Volume	(2.8)	(3.1)	5.7	(0.2)	(2.5)	(2.7)
Price/product mix	(3.3)	(0.9)	(0.1)	(4.3)	1.1	(3.2)
Currency translation	—	1.0	0.3	1.3	(0.1)	1.2
Sub-total	(6.1)	(3.0)	5.9	(3.2)	(1.5)	(4.7)
End of period	$159.4	$73.0	$42.4	$274.8	$16.7	$291.5
Nonwovens Segments
Net sales for the three months ended June 29, 2013 were $274.8 million, a $3.2 million decrease compared with the three months ended June 30, 2012. The decrease in net sales was primarily driven by lower net selling prices, particularly impacting the Americas and Europe segments. The pricing decrease, a result of raw material trends and a competitive pricing environment, impacted net sales by $4.3 million. However, favorable foreign currency impacts of $1.3 million resulted in the higher translation of sales generated in our foreign jurisdictions located in Europe and Asia.
For the three months ended June 29, 2013, volumes decreased by $0.2 million compared with the three months ended June 30, 2012. The decrease in volume was primarily driven by reductions in Europe, as the stabilization of underlying demand in our industrial markets, as well as additional volume for consumer disposables, were more than offset by reductions in the Healthcare and Hygiene markets. In addition, volume decreases in the Americas were driven by an increased competitive environment and certain inventory and market-based adjustments within the hygiene customer base, which also impacted Europe. However, the reductions in volume were partially offset by increased sales of industrial and wipe products as demand increased with the overall markets. As well, demand in the Latin America region was strong in a majority of their end markets. Incremental growth of $5.7 million in Asia was primarily driven by higher volumes sold in the Hygiene markets as well as Healthcare product sales from the new spunmelt line installed in 2011. In addition, we completed the installation of our new spunmelt line in May 2013, which we anticipate will provide additional sales volume to the Hygiene market in Asia.
Oriented Polymers
Net sales for the three months ended June 29, 2013 were $16.7 million, a $1.5 million decrease compared with the three months ended June 30, 2012. The decrease was primarily driven by lower demand in the construction and industrial packaging markets, resulting in lower net sales of $2.5 million. In addition, unfavorable foreign currency impacts of $0.1 million resulted in lower translation of sales generated in foreign jurisdictions. However, these reductions were partially offset by higher net selling prices of $1.1 million, which resulted from our passing through higher raw material cost associated with index-based selling agreements and market-based pricing trends.
Gross Profit
Gross profit for the three months ended June 29, 2013 was $50.4 million, a $4.0 million increase compared with the three months ended June 30, 2012. As a result, gross profit as a percentage of net sales increased to 17.3% from 15.7%. The increase in gross profit was primarily driven by the higher net spreads (the difference between the change in raw material costs and selling prices) of $6.5 million. In addition, a combination of our additional capacity and improved manufacturing efficiencies in Asia, contributed incremental gross profit during the quarter. As a percentage of net sales, the raw material component of cost of goods sold decreased to 54.6% from 56.5%, reflecting the $8.3 million decrease. In addition, the $1.6 million reduction of our labor component of cost of goods sold reflects the positive benefits of our cost reduction initiatives implemented during 2012. As a result, labor as a percentage of net sales decreased to 6.0% from 6.4%. However, our overhead component increased by $1.2 million primarily associated with volume-related manufacturing inefficiencies, particularly in the Americas. As a percentage of net sales, our overhead component increased to 22.1% from 21.4%.
Operating Income
Operating income for the three months ended June 29, 2013 was $8.3 million, a $5.7 million increase compared with the three months ended June 30, 2012. A reconciliation presenting the components of the period change by each of our operating divisions is as follows:

	Nonwovens
In millions	Americas	Europe	Asia	Total	Oriented Polymers	Corporate/ Other	Total
Beginning of period	$11.5	$3.5	$4.3	$19.3	$1.3	$(18.0)	$2.6
Changes due to:
Volume	(0.9)	(0.9)	2.0	0.2	(0.6)	—	(0.4)
Price/product mix	(3.3)	(1.0)	(0.1)	(4.4)	1.1	—	(3.3)
Raw material cost	7.9	1.6	0.5	10.0	(0.2)	—	9.8
Manufacturing costs	(1.9)	(0.6)	0.5	(2.0)	(0.1)	—	(2.1)
Currency translation	(0.6)	0.6	(0.5)	(0.5)	(0.1)	—	(0.6)
Depreciation and amortization	0.9	(0.4)	(1.3)	(0.8)	—	—	(0.8)
Special charges	—	—	—	—	—	7.0	7.0
All other	1.0	0.6	(0.4)	1.2	—	(5.1)	(3.9)
Sub-total	3.1	(0.1)	0.7	3.7	0.1	1.9	5.7
End of period	$14.6	$3.4	$5.0	$23.0	$1.4	$(16.1)	$8.3
The amounts for acquisition and integration expenses as well as special charges have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.
Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 29, 2013 were $39.4 million, a $4.2 million increase compared with the three months ended June 30, 2012. As a result, selling, general and administrative expenses as a percentage of net sales increased to 13.5% for the three months ended June 29, 2013 from 11.9% for the three months ended June 30, 2012. The increase in selling, general and administrative expenses was primarily driven by costs of $3.9 million related to the announced retirement, and simultaneous appointment of, our new Chief Executive Officer position. In addition, we recorded $1.4 million of non-cash stock-based compensation expense. Combined, the $5.3 million of expenses had a 1.8 point impact on selling, general and administrative expenses as a percentage of net sales. Other factors that contributed to the increase included our utilization of a third-party provider for information system support as well as the reimbursement of out-of-pocket expenses in connection with our management services agreement with Blackstone. In addition, shipping and handling costs increased as activity between regions increased with the ramp up of certain new products. However, these amounts were more than offset by a reduction in employee-related expenses such as salaries, benefits and short-term compensation; the result of cost reduction initiatives implemented during 2012.
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
Special charges for the three months ended June 29, 2013 were $1.7 million and consisted of the following components:

•	$1.0 million related to separation and severance expenses associated with our plant realignment cost initiatives

•	$0.4 million related to cost associated with our internal redesign and restructuring of global operations initiatives

•	$0.3 million related to other corporate initiatives
Special charges for the three months ended June 30, 2012 were $8.8 million and consisted of the following components:

•	$7.4 million related to cost associated with our internal redesign and restructuring of global operations initiatives

•	$0.5 million related to separation and severance expenses associated with our IS support initiative

•	$0.3 million related to separation and severance expenses associated with our plant realignment cost initiatives

•	$0.1 million related to professional fees and other transaction costs associated with the Merger

•	$0.5 million related to other corporate initiatives
The amounts included in Special charges, net have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.
Other Operating, net
Other operating expense for the three months ended June 29, 2013 was $1.0 million. Amounts associated with foreign currency losses on operating assets and liabilities totaled $1.0 million. These losses were partially offset by less than $0.1 million of other operating income. For the three months ended June 30, 2012, other operating income totaled $0.2 million, all of which was associated with foreign currency gains.
Other Income (Expense)
Interest expense for the three months ended June 29, 2013 was $12.3 million, a $0.4 million decrease compared to the three months ended June 30, 2012. Lower weighted-average interest rates on outstanding debt more than offset the increase in average outstanding debt levels, which included the credit facility entered into during the third quarter of 2012 associated with the new spunmelt line being constructed in China. In addition, amounts associated with capitalized interest increased by $0.2 million.
Foreign currency and other, net for the three months ended June 29, 2013 was an expense of $0.9 million. We incurred $0.5 million related to the release of a FIN 48 tax indemnification asset as well as $0.4 million of other non-operating expenses, primarily associated with factoring fees. In addition, amounts associated with foreign currency losses on non-operating assets and liabilities totaled less than $0.1 million. For the three months ended June 30, 2012, foreign currency and other, net was an expense of $3.2 million, primarily associated with $2.1 million foreign currency losses on non-operating assets and liabilities. Other expenses incurred included factoring fees and other non-operating expenses as well as $0.7 million related to the release of a FIN 48 tax indemnification asset.
Income Tax (Provision) Benefit
During the three months ended June 29, 2013, we recognized income tax provision of $3.0 million on consolidated pre-tax book loss from continuing operations of $4.9 million. The combination of our income tax provision and our recorded loss from operations before income taxes resulted in a negative effective tax rate for the period. During the three months ended June 30, 2012, we recognized an income tax benefit of $1.2 million on consolidated pre-tax book loss from continuing operations of $13.3 million. Our income tax expense in 2013 and 2012 is different than such expense determined at the U.S. federal statutory rate due to losses in certain jurisdictions for which no income tax benefits are anticipated, foreign withholding taxes for which tax credits are not anticipated, changes in the amounts recorded for tax uncertainties, foreign taxes calculated at statutory rates different than the U.S. federal statutory rate, and the application of intraperiod tax allocation rules. In addition, we recognized a $2.9 million discrete tax item related to a tax amnesty program in Mexico during the three months ended June 29, 2013.
Six Months Ended June 29, 2013 Compared to the Six Months Ended June 30, 2012
The following table sets forth the period change for each category of the Statements of Comprehensive Income (Loss) for the six months ended June 29, 2013 as compared to the six months ended June 30, 2012, as well as each category as a percentage of net sales:

				Percentage of Net Sales for the Respective Period End
In thousands	Six Months Ended June 29, 2013	Six Months Ended June 30, 2012	Period Change Favorable (Unfavorable)	June 29, 2013	June 30, 2012
Net sales	$578,620	$591,415	$(12,795)	100.0%	100.0%
Cost of goods sold:
Raw materials	(316,834)	(326,281)	9,447	54.8%	55.2%
Labor	(36,374)	(38,582)	2,208	6.3%	6.5%
Overhead	(129,156)	(126,946)	(2,210)	22.3%	21.5%
Gross profit	96,256	99,606	(3,350)	16.6%	16.8%
Selling, general and administrative expenses	(73,713)	(69,310)	(4,403)	12.7%	11.7%
Special charges, net	(3,554)	(11,172)	7,618	0.6%	1.9%
Other operating, net	(1,304)	519	(1,823)	0.2%	(0.1)%
Operating income (loss)	17,685	19,643	(1,958)	3.1%	3.3%
Other income (expense):
Interest expense	(24,407)	(25,587)	1,180	4.2%	4.3%
Foreign currency and other, net	(2,320)	(3,097)	777	0.4%	0.5%
Income (loss) before income taxes	(9,042)	(9,041)	(1)	(1.6)%	(1.5)%
Income tax (provision) benefit	(5,091)	(3,318)	(1,773)	0.9%	0.6%
Net income (loss)	$(14,133)	$(12,359)	$(1,774)	(2.4)%	(2.1)%
Net Sales
Net sales for the six months ended June 29, 2013 were $578.6 million, a $12.8 million decrease compared with the six months ended June 30, 2012. A reconciliation presenting the components of the period change by each of our operating divisions is as follows:

	Nonwovens				Oriented Polymers	Total
In millions	Americas	Europe	Asia	Total
Beginning of period	$331.4	$151.7	$72.9	$556.0	$35.4	$591.4
Changes due to:
Volume	(8.2)	(2.2)	7.1	(3.3)	(1.5)	(4.8)
Price/product mix	(10.8)	0.1	0.1	(10.6)	0.8	(9.8)
Currency translation	—	1.6	0.3	1.9	(0.1)	1.8
Sub-total	(19.0)	(0.5)	7.5	(12.0)	(0.8)	(12.8)
End of period	$312.4	$151.2	$80.4	$544.0	$34.6	$578.6
Nonwovens Segments
Net sales for the six months ended June 29, 2013 were $544.0 million, a $12.0 million decrease compared with the six months ended June 30, 2012. The decrease in net sales was primarily driven by lower net selling prices of $10.8 million in the Americas. The pricing decrease, a result of raw material trends and a competitive pricing environment, was partially offset by higher net selling prices in Europe and Asia. Combined, these regions provided incremental growth of $0.2 million. In addition, favorable foreign currency impacts of $1.9 million resulted in the higher translation of sales generated in our foreign jurisdictions located in Europe and Asia.
For the six months ended June 29, 2013, volumes decreased by $3.3 million compared with the six months ended June 30, 2012. The decrease in volume was primarily driven by reductions in the Americas, a result of an increased competitive environment as well as certain inventory and market-based adjustments within the hygiene customer base, which also impacted Europe. However, the volume reduction was partially offset by increased sales of industrial and wipe products as demand increased with the overall markets. Volumes decreased in Europe as the stabilization of underlying demand in our industrial markets, as well as additional volume for consumer disposables, were more than offset by reductions in the Healthcare and Hygiene markets. In addition, incremental growth of $7.1 million in Asia was primarily driven by higher volumes sold in the Hygiene markets as well as Healthcare product sales from the new spunmelt line installed in 2011. In addition, we completed the installation of our new spunmelt line in May 2013, which we anticipate will provide additional sales volume to the Hygiene market in Asia.
Oriented Polymers
Net sales for the six months ended June 29, 2013 were $34.6 million, a $0.8 million decrease compared with the six months ended June 30, 2012. The decrease was primarily driven by a reduction in volume attributable to lower demand in the construction and industrial packaging markets, resulting in lower net sales of $1.5 million. In addition, unfavorable foreign currency impacts of $0.1 million resulted in lower translation of sales generated in foreign jurisdictions. However, these reductions were partially offset by higher net selling prices of $0.8 million, which resulted from our passing through higher raw material cost associated with index-based selling agreements and market-based pricing trends.
Gross Profit
Gross profit for the six months ended June 29, 2013 was $96.3 million, a $3.4 million decrease compared with the six months ended June 30, 2012. The overall decrease in gross profit was primarily driven by lower net sales of $12.8 million, of which $19.0 million impacted the Americas and $0.5 million impacted Europe. The reductions were partially offset by net sales in Asia which benefited from our newly added capacity. In addition, our overhead component increased by $2.2 million primarily associated with volume-related manufacturing inefficiencies, particularly in the Americas. As a result, our overhead component as a percentage of net sales increased to 22.3% from 21.5%. These amounts were partially offset by the lower overall cost for the raw materials of resin and fibers, especially polypropylene resin, as well as a decrease in our labor component of cost of goods sold which reflects the positive benefits of our cost reduction initiatives implemented during 2012. Combined, they reduced cost of goods sold by $11.7 million. As a percentage of net sales, the raw material component of cost of goods sold decreased to 54.8% from 55.2% and the labor component of cost of goods sold decreased to 6.3% from 6.5%. Overall, lower net spreads in the first quarter of 2013 were offset by higher net spreads in the second quarter of 2013. As a result, gross profit as a percentage of net sales for the six months ended June 29, 2013 decreased to 16.6% from 16.8% for the six months ended June 30, 2012.
Operating Income
Operating income for the six months ended June 29, 2013 was $17.7 million, a $1.9 million decrease compared with the six months ended June 30, 2012. A reconciliation presenting the components of the period change by each of our operating divisions is as follows:

	Nonwovens
In millions	Americas	Europe	Asia	Total	Oriented Polymers	Corporate/ Other	Total
Beginning of period	$30.7	$7.1	$8.3	$46.1	$3.0	$(29.5)	$19.6
Changes due to:
Volume	(2.4)	0.3	2.3	0.2	(0.4)	—	(0.2)
Price/product mix	(10.8)	(0.4)	0.1	(11.1)	0.8	—	(10.3)
Raw material cost	8.1	0.5	(0.2)	8.4	0.5	(0.2)	8.7
Manufacturing costs	(1.2)	(0.6)	1.4	(0.4)	(0.9)	—	(1.3)
Currency translation	(0.3)	0.5	(0.5)	(0.3)	(0.1)	—	(0.4)
Depreciation and amortization	1.0	(0.8)	(1.4)	(1.2)	—	—	(1.2)
Special charges	—	—	—	—	—	7.6	7.6
All other	0.9	0.1	(0.4)	0.6	0.1	(5.5)	(4.8)
Sub-total	(4.7)	(0.4)	1.3	(3.8)	—	1.9	(1.9)
End of period	$26.0	$6.7	$9.6	$42.3	$3.0	$(27.6)	$17.7
The amounts for acquisition and integration expenses as well as special charges have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended June 29, 2013 were $73.7 million, a $4.4 million increase compared with the six months ended June 30, 2012. As a result, selling, general and administrative expenses as a percentage of net sales increased to 12.7% for the six months ended June 29, 2013 from 11.7% for the six months ended June 30, 2012. The increase in selling, general and administrative expenses was primarily driven by costs of $3.9 million related to the announced retirement, and simultaneous appointment of, our new Chief Executive Officer position. In addition, we recorded $1.4 million of non-cash stock-based compensation expense. Combined, the $5.3 million of expenses had a 0.9 point impact on selling, general and administrative expenses as a percentage of net sales. Other factors that contributed to the increase included our utilization of a third-party provider for information system support as well as the reimbursement of out-of-pocket expenses in connection with our management services agreement with Blackstone. In addition, shipping and handling costs increased as activity between regions increased with the ramp up of certain new products. However, these amounts were more than offset by a reduction in employee-related expenses such as salaries, benefits and short-term compensation; the result of cost reduction initiatives implemented during 2012.
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
Special charges for the six months ended June 29, 2013 were $3.5 million and consisted of the following components:

•	$1.9 million related to cost associated with our internal redesign and restructuring of global operations initiatives

•	$1.1 million related to separation and severance expenses associated with our plant realignment cost initiatives

•	$0.5 million related to other corporate initiatives
Special charges for the six months ended June 30, 2012 were $11.2 million and consisted of the following components:

•	$8.1 million related to cost associated with our internal redesign and restructuring of global operations initiatives

•	$1.0 million related to separation and severance expenses associated with our plant realignment cost initiatives

•	$0.8 million related to separation and severance expenses associated with our IS support initiative

•	$0.5 million related to professional fees and other transaction costs associated with the Merger

•	$0.8 million related to other corporate initiatives
The amounts included in Special charges, net have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.
Other Operating, net
Other operating expense for the six months ended June 29, 2013 was $1.3 million. Amounts associated with foreign currency losses on operating assets and liabilities totaled $1.4 million. These losses were partially offset by $0.1 million of other operating income. For the six months ended June 30, 2012, other operating income totaled $0.5 million, all of which was associated with foreign currency gains.
Other Income (Expense)
Interest expense for the six months ended June 29, 2013 was $24.4 million, a $1.0 million decrease compared to the six months ended June 30, 2012. Lower weighted-average interest rates on outstanding debt more than offset the increase in average outstanding debt levels, which included the credit facility entered into during the third quarter of 2012 associated with the new spunmelt line being constructed in China. In addition, amounts associated with capitalized interest increased by $0.8 million.
Foreign currency and other, net for the six months ended June 29, 2013 was an expense of $2.3 million. Amounts associated with foreign currency losses on non-operating assets and liabilities totaled $1.0 million. In addition, we incurred $0.8 million of other non-operating expenses, primarily associated with factoring fees as well as $0.5 million related to the release of a FIN 48 tax indemnification asset. For the six months ended June 30, 2012, foreign currency and other, net was an expense of $3.1 million, primarily associated with $1.8 million foreign currency losses on non-operating assets and liabilities. Other expenses incurred included factoring fees and other non-operating expenses as well as $0.7 million related to the release of a FIN 48 tax indemnification asset.
Income Tax (Provision) Benefit
During the six months ended June 29, 2013, we recognized income tax provision of $5.1 million on consolidated pre-tax book loss from continuing operations of $9.0 million. The combination of our income tax provision and our recorded loss from operations before income taxes resulted in a negative effective tax rate for the period. During the six months ended June 30, 2012, we recognized an income tax provision of $3.3 million on consolidated pre-tax book loss from continuing operations of $9.0 million. Our income tax expense in 2013 and 2012 is different than such expense determined at the U.S. federal statutory rate due to losses in certain jurisdictions for which no income tax benefits are anticipated, foreign withholding taxes for which tax credits are not anticipated, changes in the amounts recorded for tax uncertainties, foreign taxes calculated at statutory rates different than the U.S. federal statutory rate, and the application of intraperiod tax allocation rules. In addition, we recognized a $2.9 million discrete tax item related to a tax amnesty program in Mexico during the six months ended June 29, 2013.
Liquidity and Capital Resources
The following table contains several key indicators to measure our financial condition and liquidity:

In millions	June 29, 2013	December 29, 2012
Balance Sheet Data:
Cash and cash equivalents	$80.5	$97.9
Operating working capital	31.1	29.6
Total assets	1,027.3	1,022.1
Total debt	610.9	599.7
Total shareholders’ equity	129.2	139.2
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
On January 28, 2011, pursuant to an Agreement and Plan of Merger, dated as of October 4, 2010, we were acquired by affiliates of Blackstone along with certain members of the Company's management for an aggregate purchase price of $403.5 million. As a result, we are significantly leveraged. Accordingly, our liquidity requirements are significant, primarily due to our debt service requirements. As of June 29, 2013, our total indebtedness was $610.9 million. Cash interest payments for the six months ended June 29, 2013 of $23.2 million and we had an additional $23.7 million of availability under our ABL Facility as of June 29, 2013. The availability under our ABL Facility is determined in accordance with a borrowing base which can decline due to various factors. Therefore, amounts under our ABL Facility may not be available when we need them.
We currently have multiple intercompany loan agreements, and in certain circumstances, management services agreements in place that allow us to repatriate foreign subsidiary cash balances to the U.S. without being subject to significant amounts of either foreign jurisdiction withholding taxes or adverse U.S. taxation. In addition, our U.S. legal entities have royalty arrangements, associated with our foreign subsidiaries’ use of U.S. legal entities intellectual property rights that allow us to repatriate foreign subsidiary cash balances, subject to foreign jurisdiction withholding tax requirements. Should we decide to permanently repatriate foreign jurisdiction earnings by means of a dividend, the repatriated cash would be subject to foreign jurisdiction withholding tax requirements. We believe that any such dividend activity and the related tax effect would not be material.
At June 29, 2013, we had $80.5 million of cash and cash equivalents on hand, of which $60.9 million was held by our subsidiaries outside of the U.S., the majority of which was available for repatriation through various intercompany arrangements. In addition, our U.S. legal entities in the past have also borrowed cash, on a temporary basis, from our foreign subsidiaries to meet U.S. obligations via short-term intercompany loans. Our U.S. legal entities may in the future borrow from our foreign subsidiaries.
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
Cash Flows
The following table sets forth the major categories of cash flows:

In millions	Six Months Ended June 29, 2013	Six Months Ended June 30, 2012
Cash Flow Data:
Net cash provided by (used in) operating activities	$(1.6)	$37.7
Net cash provided by (used in) investing activities	(26.6)	(28.1)
Net cash provided by (used in) financing activities	11.0	(3.6)
Total	$(17.2)	$6.0
Operating Activities
Net cash used in operating activities for the six months ended June 29, 2013 was $1.6 million, of which net income provided $22.2 million after adjusting for non-cash transactions and working capital requirements used $16.4 million. The primary driver of the working capital outflow related to a $13.8 million increase in accounts receivable, which resulted from our passing through higher raw material costs associated with index-based selling agreements and market-based pricing trends. At June 29, 2013, days sales outstanding was 45 days compared with 44 days at year-end. In addition, inventory increased $3.8 million, primarily a result of the higher overall purchase price of raw materials during previous periods. Inventory on hand was 37 days compared with 38 days at year-end. A portion of the increase to these two components was due to the installation and ramp up of our hygiene manufacturing line in May 2013. Other current assets increased $6.5 million primarily due to the timing of prepaid items as well as the timing of payments from our factoring agents. These amounts were partially offset by an increase in accounts payable and accruals, which provided $7.7 million. Trade accounts payable were impacted by the timing of supplier payments, which more than offset lower raw material costs. Accrued expenses were impacted by the timing of vendor payments, partially offset by cash payments for our restructuring programs. As a result, accounts payable days was 80 days at June 29, 2013 compared with 79 days at year-end. Working capital improved $6.7 million during the second quarter of 2013, as we continue to focus on working capital management. However, increases in accounts receivable and inventory reflect the impact of higher raw material prices and their associated lag on selling prices.
Net cash provided by operating activities for the six months ended June 30, 2012 was $37.7 million, of which net income provided $20.3 million after adjusting for non-cash transactions and $15.9 million was generated by changes in working capital. The primary driver of the working capital inflow related to the increase in accounts payable and accrued liabilities, which provided $15.4 million. Trade accounts payable were impacted by an increase in credit terms with suppliers, partially offset by lower raw material costs and the timing of vendor payments. As a result, accounts payable days were 73 days at June 30, 2012 compared with 71 days at year-end. In addition, inventory decreased $4.8 million, primarily due to the lower overall purchase price of raw materials, which reduced inventory days on hand to 36 days compared with 39 days at year-end. Other current assets increased $4.1 million primarily due to the timing of prepaid items as well as the timing of payments from our factoring agents. Accounts receivable increased slightly during the period, resulting in days sales outstanding of 43 days at June 30, 2012 compared with 44 days at year-end.
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
Investing Activities
Net cash used in investing activities for the six months ended June 29, 2013 was $26.6 million. The main driver of the outflow related to $26.5 million of total property, plant and equipment expenditures, primarily associated with our manufacturing expansion project in China. In addition, other items included in our capital expenditures relates to machinery and equipment upgrades that extend the useful life and/or increased the functionality of the asset.
Net cash used in investing activities for the six months ended June 30, 2012 was $28.1 million. The main driver of the outflow related to $29.6 million of total property, plant and equipment expenditures, primarily associated with our manufacturing expansion project in China. Other items included in our capital expenditures relate to machinery and equipment upgrades that extend the useful life and/or increased the functionality of the asset. These amounts were partially offset by $1.7 million of proceeds recognized in the first quarter of 2012 associated with the sale of a former manufacturing facility in North Little Rock, Arkansas.
Financing Activities
Net cash provided by financing activities for the six months ended June 29, 2013 was $11.0 million. Proceeds from borrowings totaled $16.1 million and primarily related to our credit facility in China funding our manufacturing expansion project in China. Other proceeds were related to short-term facilities. These amounts were partially offset by repayments of $4.9 million.
Net cash used in financing activities for the six months ended June 30, 2012 was $3.6 million. Proceeds from borrowings totaled $5.0 million and primarily related to short-term credit facilities used to finance working capital requirements at our subsidiary in Argentina. In addition, we utilize short-term credit facilities to finance insurance premium payments. These amounts were more than offset by repayments of $8.6 million, of which $6.2 million related to short-term borrowing.
Indebtedness
The following table summarizes our outstanding debt at June 29, 2013:

In thousands	Matures	Interest Rate	Outstanding Balance
Senior Secured Notes	2019	7.75%	$560,000
ABL Facility	2016	—	—
Argentine Facility	2016	3.17%	9,990
China credit facilities:
China Credit Facility — Healthcare	2013	5.43%	14,481
China Credit Facility — Hygiene	2015	5.48%	24,920
Capital lease obligations	2013 - 2015	Various	357
Total debt			609,748
Less: Current maturities	2013	Various	(20,501)
Total long-term debt			$589,247

Senior Secured Notes
In connection with the Merger, we issued $560.0 million of 7.75% Senior Secured Notes on January 28, 2011. The notes are due in 2019 and are fully and unconditionally guaranteed, jointly and severally on a senior secured basis, by each of Polymer's wholly-owned domestic subsidiaries. Interest is paid semi-annually on February 1 and August 1.
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
On October 5, 2012, we entered into an amended and restated ABL Facility. The amended and restated facility extended the maturity date to October 5, 2016 as well as made certain pricing and other changes to the original agreement. We maintain the option to request that the ABL Facility be increased by an amount not to exceed $20.0 million, subject to certain rights of the administrative agent, swing line lender and issuing banks with respect to the lenders providing commitments for such increase. As of June 29, 2013, we had no outstanding borrowings under the ABL Facility. Borrowing base availability was $34.7 million, however, outstanding letters of credit in the aggregate amount of $11.0 million left $23.7 million available for additional borrowings. The aforementioned letters of credit were primarily provided to certain administrative service providers and financial institutions. None of these letters of credit had been drawn on as of June 29, 2013.
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
In connection with the Merger, we repaid and terminated the Argentine peso-denominated loans. In addition, the U.S. dollar-denominated loan was adjusted to reflect its fair value as of the date of the Merger. As a result, we recorded a contra-liability in Long-term debt and will amortize the balance over the remaining life of the facility. At June 29, 2013, the face amount of the outstanding indebtedness under the U.S. dollar-denominated loan was $10.4 million, with a carrying amount of $10.0 million and a weighted average interest rate of 3.17%.
China Credit Facility — Healthcare
In the third quarter of 2010, our subsidiary in China entered into a three-year U.S. dollar-denominated construction loan agreement (the “Healthcare Facility”) with a banking institution in China to finance a portion of the installation of a new spunmelt line at its manufacturing facility in Suzhou, China. The three-year term of the agreement began with the date of the first draw down on the Healthcare Facility, which occurred in fourth quarter of 2010. The interest rate applicable to borrowings is based on three-month LIBOR plus an amount to be determined at the time of funding based on the lender's internal head office lending rate (400 basis points at the time the credit agreement was executed), but in no event would the interest rate be less than 1-year LIBOR plus 250 points.
The maximum borrowings available under the facility, excluding any interest added to principal, were $20.0 million. We repaid $4.0 million of the principle balance in the fourth quarter of 2012. As a result, the outstanding balance under the Healthcare Facility was $16.0 million at December 29, 2012, with a weighted average interest rate of 5.44%. As of June 29, 2013, the outstanding balance under the Healthcare Facility was $14.5 million with a weighted-average interest rate of 5.43%. The outstanding balance is scheduled to be repaid during 2013 using a combination of existing cash balances and cash generated from operations.
China Credit Facility — Hygiene
In the third quarter of 2012, our subsidiary in China entered into a three-year U.S. dollar-denominated construction loan agreement (the “Hygiene Facility”) with a banking institution in China to finance a portion of the installation of a new spunmelt line at its manufacturing facility in Suzhou, China. The interest rate applicable to borrowings under the Hygiene Facility is based on three-month LIBOR plus an amount to be determined at the time of funding based on the lender's internal head office lending rate (520 basis points at the time the credit agreement was executed).
The maximum borrowings available under the facility, excluding any interest added to principal, were $25.0 million. At December 29, 2012, the outstanding balance under the Hygiene Facility was $11.0 million with a weighted average interest rate of 5.51%. As of June 29, 2013, the outstanding balance under the Hygiene Facility was $24.9 million with a weighted-average interest rate of 5.48%. Our first payment on the outstanding principal is due in late 2013.
Other Subsidiary Indebtedness

We periodically enter into short-term credit facilities in order to finance various liquidity requirements. At June 29, 2013, outstanding amounts related to such facilities were $1.1 million, which are being used to finance insurance premium payments. The weighted average interest rate on these borrowings was 2.44%. At December 29, 2012, amounts outstanding under these facilities were $0.8 million at a weighted average interest rate of 2.46%. Borrowings are included in Short-term borrowings in the Consolidated Balance Sheets.
We also have documentary letters of credit not associated with the ABL Facility, Healthcare Facility or the Hygiene Facility. These letters of credit were primarily provided to certain raw material vendors and amounted to $8.0 and $6.9 million at June 29, 2013 and December 29, 2012, respectively. None of these letters of credit have been drawn on.
Factoring Agreements
In the ordinary course of business, we may utilize accounts receivable factoring arrangements with third-party financial institutions in order to accelerate its cash collections from product sales. These arrangements involve the ownership transfer of eligible U.S. and non-U.S. trade accounts receivable, without recourse or discount, to a third party financial institution in exchange for cash. The maximum amount of outstanding advances at any one time is $20.0 million under the U.S.-based program and $50.2 million under the non-U.S. based program. At June 29, 2013, the amount of trade accounts receivable sold to third-party financial institutions, and therefore excluded from our accounts receivable balance, was $57.3 million. Amounts due from the third-party financial institutions were $7.5 million at June 29, 2013. Factoring of our trade accounts receivable improves our cash conversion cycle. If we were to discontinue the use of these arrangements or if the amounts of receivables sold under these programs fluctuates significantly, we may experience short-term variability in our cash conversion cycle.
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
The following table shows a reconciliation of Adjusted EBITDA from the most directly comparable GAAP measure, Net income (loss) in order to show the differences in these measures of operating performance:

In thousands	Three Months Ended June 29, 2013	Three Months Ended June 30, 2012	Six Months Ended June 29, 2013	Six Months Ended June 30, 2012
Net income (loss)	$(7,906)	$(12,094)	$(14,133)	$(12,359)
Interest expense, net	12,323	12,738	24,407	25,587
Income and franchise tax	3,128	(1,005)	5,249	3,488
Depreciation & amortization (a)	16,667	15,840	32,212	31,008
Purchase accounting adjustments (b)	—	254	—	516
Non-cash compensation (c)	2,701	215	2,937	419
Special charges, net (d)	1,750	8,753	3,554	11,172
Foreign currency and other non-operating, net (e)	1,914	3,001	3,754	2,578
Severance and relocation expenses (f)	2,997	410	3,242	1,177
Unusual or non-recurring charges, net	192	—	292	106
Business optimization expense (g)	75	286	125	706
Management, monitoring and advisory fees (h)	870	750	2,025	1,500
Adjusted EBITDA	$34,711	$29,148	$63,664	$65,898

(a)	Excludes amortization of loan acquisition costs that are included in interest expense.

(b)	Reflects fair market value adjustments as a result of purchase accounting associated with the Merger, primarily related to the step-up in inventory value.

(c)	Reflects non-cash compensation costs related to employee and director restricted stock, restricted stock units and stock options.

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

(f)	Reflects severance and relocation expenses not included under Special charges, net as well as with costs incurred with the CEO transition.

(g)	Reflects costs incurred to improve IT and accounting functions, costs associated with establishing new facilities and certain other expenses.

(h)	Reflects management, monitoring and advisory fees paid under Blackstone management services agreement.
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
In July 2013, the FASB issued Accounting Standards Update No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"), which requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective prospectively for reporting periods beginning after December 15, 2013, with retroactive application permitted. We are currently assessing the potential impacts, if any, on our financial results.
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
Management believes there have been no significant changes during the quarter ended June 29, 2013, to the items that we disclosed as our critical accounting policies and estimates in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 29, 2012.
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
The majority of our long-term financing consists of $560.0 million of 7.75% fixed-rate, Senior Secured Notes due 2019. However, the remaining portion of our indebtedness does have variable interest rates, for which we have not hedged the risks attributable to fluctuations in interest rates. Hypothetically, a 1% change in the interest rates affecting our outstanding variable interest rate subsidiary indebtedness, as of June 29, 2013, would change our interest expense by approximately $0.5 million.
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
On June 30, 2011, we entered into a series of foreign exchange forward contracts with a third-party financial institution used to minimize foreign exchange risk on certain future cash commitments related to a new spunmelt line under construction in China. The contracts allow us to purchase fixed amounts of Euros on specified future dates, coinciding with the payment amounts and dates of equipment purchase contracts. At June 29, 2013, the remaining notional amount of these contracts was $8.5 million.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the three months ended June 29, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
ITEM 4. MINE SAFETY DISCLOSURE
Not Applicable.

ITEM 5. OTHER INFORMATION
Iran Related Disclosure
Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities during the period covered by the report. Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also defined broadly by the SEC). We are not presently aware that we have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the three months ended June 29, 2013. Except as described below, we are not presently aware of any such reportable transactions or dealings by other such companies.
Blackstone informed us that Hilton Worldwide, Inc and Travelport Limited, each being companies that may be considered one of its affiliates, included a disclosure in their current report on Form 10-Q as required by Section 13(r) of the Exchange Act. We have no involvement in or control over the activities of these companies, any of their respective predecessor companies or any of their subsidiaries, and we have not independently verified or participated in the preparation of any of their disclosures.
ITEM 6. EXHIBITS
(a) Exhibits
Exhibits required in connection with this Quarterly Report on Form 10-Q are listed below.

Exhibit No.	Description

10.1	Retirement Agreement, dated June 17, 2013, between Veronica M. Hagen, the Company and Scorpio Holdings Corporation

10.2	Executive Employment Agreement, dated June 12, 2013, between Joel Hackney and the Company

10.3	Form of Restricted Stock Unit Agreement under the 2011 Scorpio Holdings Corporation Stock Incentive Plan

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Income (Loss); (iii) Consolidated Statements of Changes in Stockholders' Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date
/s/ J. Joel Hackney, Jr.
J. Joel Hackney, Jr.	President and Chief Executive Officer and Director (Principal Executive Officer)	August 7, 2013

/s/ Dennis E. Norman
Dennis E. Norman	Executive Vice President & Chief Financial Officer (Principal Financial Officer)	August 7, 2013

/s/ James L. Anderson
James L. Anderson	Vice President & Chief Accounting Officer (Principal Accounting Officer)	August 7, 2013