Form 10-Q
period 2013-09-28
POLYMER GROUP INC
filed 2013-11-05
CIK 927417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Number of common shares outstanding at November 1, 2013: 1,000. There is no public trading of the registrant's shares.

POLYMER GROUP, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

POLYMER GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
In thousands, except share data	September 28, 2013	December 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$74,678	$97,879
Accounts receivable, net	143,944	131,569
Inventories, net	102,430	94,964
Deferred income taxes	3,841	3,832
Other current assets	39,365	33,414
Total current assets	364,258	361,658
Property, plant and equipment, net of accumulated depreciation of $151,359 and $106,134, respectively	470,395	479,169
Goodwill	80,877	80,608
Intangible assets, net	76,700	75,663
Deferred income taxes	1,650	945
Other noncurrent assets	26,802	24,026
Total assets	$1,020,682	$1,022,069
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$216	$813
Accounts payable and accrued liabilities	206,222	196,905
Income taxes payable	1,587	3,841
Deferred income taxes	139	479
Current portion of long-term debt	19,683	19,477
Total current liabilities	227,847	221,515
Long-term debt	592,489	579,399
Deferred income taxes	33,254	33,181
Other noncurrent liabilities	39,967	48,772
Total liabilities	893,557	882,867
Commitments and contingencies
Shareholders’ equity:
Common stock — 1,000 shares issued and outstanding	—	—
Additional paid-in capital	262,755	256,180
Retained earnings (deficit)	(124,609)	(102,209)
Accumulated other comprehensive income (loss)	(11,021)	(14,769)
Total shareholders' equity	127,125	139,202
Total liabilities and shareholders' equity	$1,020,682	$1,022,069
See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

In thousands	Three Months Ended September 28, 2013	Three Months Ended September 29, 2012	Nine Months Ended September 28, 2013	Nine Months Ended September 29, 2012
Net sales	$288,979	$290,097	$867,599	$881,512
Cost of goods sold	(240,779)	(238,123)	(723,143)	(729,932)
Gross profit	48,200	51,974	144,456	151,580
Selling, general and administrative expenses	(33,463)	(33,044)	(107,176)	(102,354)
Special charges, net	(7,093)	(1,732)	(10,647)	(12,904)
Other operating, net	(671)	235	(1,975)	754
Operating income (loss)	6,973	17,433	24,658	37,076
Other income (expense):
Interest expense	(13,185)	(12,487)	(37,592)	(38,074)
Foreign currency and other, net	2,298	(999)	(22)	(4,095)
Income (loss) before income taxes	(3,914)	3,947	(12,956)	(5,093)
Income tax (provision) benefit	(4,353)	(2,593)	(9,444)	(5,912)
Net income (loss)	$(8,267)	$1,354	$(22,400)	$(11,005)

Other comprehensive income (loss):
Currency translation	$4,932	$3,976	$3,560	$(1,292)
Employee postretirement benefits, net of tax	63	206	188	(42)
Other comprehensive income (loss)	4,995	4,182	3,748	(1,334)
Comprehensive income (loss)	$(3,272)	$5,536	$(18,652)	$(12,339)
See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

In thousands	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance — December 29, 2012	1	$—	$256,180	$(102,209)	$(14,769)	$139,202
Amounts due to shareholders	—	—	(222)	—	—	(222)
Common stock call option reclass	—	—	3,341	—	—	3,341
Net income (loss)	—	—	—	(22,400)	—	(22,400)
Share-based compensation	—	—	3,456	—	—	3,456
Employee benefit plans, net of tax	—	—	—	—	188	188
Currency translation	—	—	—	—	3,560	3,560
Balance — September 28, 2013	1	$—	$262,755	$(124,609)	$(11,021)	$127,125
See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

In thousands	Nine Months Ended September 28, 2013	Nine Months Ended September 29, 2012
Operating activities:
Net income (loss)	$(22,400)	$(11,005)
Adjustments for non-cash transactions:
Deferred income taxes	(321)	103
Depreciation and amortization expense	51,642	49,466
(Gain) loss on financial instruments	(3,450)	(147)
(Gain) loss on sale of assets, net	198	(8)
Non-cash compensation	3,456	621
Changes in operating assets and liabilities:
Accounts receivable	(12,527)	9,079
Inventories	(7,489)	5,010
Other current assets	(5,618)	(3,584)
Accounts payable and accrued liabilities	8,233	4,577
Other, net	(7,618)	1,518
Net cash provided by (used in) operating activities	4,106	55,630
Investing activities:
Purchases of property, plant and equipment	(35,499)	(40,146)
Proceeds from sale of assets	25	1,657
Acquisition of intangibles and other	(4,486)	(175)
Net cash provided by (used in) investing activities	(39,960)	(38,664)
Financing activities:
Proceeds from long-term borrowings	18,490	10,977
Proceeds from short-term borrowings	1,879	4,943
Repayment of long-term borrowings	(5,266)	(3,249)
Repayment of short-term borrowings	(2,476)	(6,894)
Issuance of common stock	(222)	—
Net cash provided by (used in) financing activities	12,405	5,777
Effect of exchange rate changes on cash	248	(386)
Net change in cash and cash equivalents	(23,201)	22,357
Cash and cash equivalents - beginning of period	97,879	72,742
Cash and cash equivalents - end of period	$74,678	$95,099
Supplemental disclosures of cash flow information:
Cash payments for interest	$46,505	$46,689
Cash payments for taxes, net of receipts	$14,830	$6,876
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
The Company's fiscal year is based on a 52 week period ending on the Saturday closest to each December 31. Therefore, the financial results of 53-week fiscal years, and the associated 14-week quarters, will not be comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The three months ended September 28, 2013 and September 29, 2012 each contain operating results for 13 weeks. The nine months ended September 28, 2013 and September 29, 2012 each contain operating results for 39 weeks.
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
The Company accounts for these transactions in accordance with ASC 860, "Transfers and Servicing" ("ASC 860"). ASC 860 allows for the ownership transfer of accounts receivable to qualify for sale treatment when the appropriate criteria are met, which permits the Company to present the balances sold under the programs to be excluded from Accounts receivable, net on the Consolidated Balance Sheet. Receivables are considered sold when (i) they are transferred beyond the reach of the Company and its creditors, (ii) the purchaser has the right to pledge or exchange the receivables, and (iii) the Company has surrendered control over the transferred receivables. In addition, the Company provides no other forms of continued financial support to the purchaser of the receivables once the receivables are sold. Amounts due from financial institutions are recorded with Other current assets in the Consolidated Balance Sheet.
The Company has a U.S.-based program where certain U.S.-based receivables are sold to an unrelated third-party financial institution. Under the current terms of the U.S. agreement, the maximum amount of outstanding advances at any one time is $20.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. In addition, the Company's subsidiaries in Mexico, Colombia, Spain and the Netherlands have entered into factoring agreements to sell certain receivables to unrelated third-party financial institutions. Under the terms of the non-U.S. agreements, the maximum amount of outstanding advances at any one time is $53.8 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold.
The following is a summary of receivables sold to the third-party financial institutions that existed at the respective balance sheet dates:

In thousands	September 28, 2013	December 29, 2012
Trade receivables sold to financial institutions	$52,152	$48,767
Net amounts advanced from financial institutions	44,532	41,937
Amounts due from financial institutions	$7,620	$6,830
The Company sold $300.9 million and $279.1 million of receivables under the terms of the factoring agreements during the nine months ended September 28, 2013 and September 29, 2012, respectively. The Netherlands, which entered into a factoring agreement in March 2012, contributed to the year-over-year increase in receivables sold. The Company pays a factoring fee associated with the sale of receivables based on the dollar value of the receivables sold. During the three months ended September 28, 2013 and September 29, 2012, factoring fees incurred were $0.3 million and $0.3 million, respectively. Amounts incurred were $0.9 million and $0.9 million during the nine months ended September 28, 2013 and September 29, 2012, respectively.
Note 5.  Inventories, Net
At September 28, 2013 and December 29, 2012, the major classes of inventory were as follows:

In thousands	September 28, 2013	December 29, 2012
Raw materials and supplies	$43,472	$41,070
Work in process	14,384	14,299
Finished goods	44,574	39,595
Total	$102,430	$94,964
Inventories are stated at the lower of cost, determined on the first-in, first-out ("FIFO") method, or fair market value. The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to net realizable value. Reserve balances, primarily related to obsolete and slow-moving inventories, were $3.4 million and $3.3 million at September 28, 2013 and December 29, 2012, respectively.
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
The following table sets forth the gross amount and accumulated amortization of the Company's intangible assets at September 28, 2013 and December 29, 2012:

In thousands	September 28, 2013	December 29, 2012
Technology	$31,900	$31,900
Customer relationships	17,051	16,869
Loan acquisition costs	19,472	19,472
Other	8,010	446
Total gross finite-lived intangible assets	76,433	68,687
Accumulated amortization	(23,233)	(16,524)
Total net finite-lived intangible assets	53,200	52,163
Tradenames (indefinite-lived)	23,500	23,500
Total	$76,700	$75,663
As of September 28, 2013, the Company had recorded intangible assets of $76.7 million. Included in this amount are loan acquisition costs incurred in association with the Merger. These expenditures represent the cost of obtaining financings that are capitalized in the balance sheet and amortized to Interest expense over the term of the loans to which such costs relate.
The following table presents amortization of the Company's intangible assets for the following periods:

In thousands	Three Months Ended September 28, 2013	Three Months Ended September 29, 2012	Nine Months Ended September 28, 2013	Nine Months Ended September 29, 2012
Intangible assets	$1,677	$1,486	$4,910	$4,415
Loan acquisition costs	607	686	1,821	2,056
Total amortization	$2,284	$2,172	$6,731	$6,471
Estimated amortization expense on existing intangible assets for each of the next five years, including fiscal year 2013, is expected to approximate $8 million in 2013, $7 million in 2014, $7 million in 2015, $7 million in 2016 and $7 million in 2017.
Note 7.  Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

In thousands	September 28, 2013	December 29, 2012
Accounts payable to vendors	$143,543	$127,969
Accrued salaries, wages, incentive compensation and other fringe benefits	24,382	21,759
Accrued interest	7,758	18,630
Other accrued expenses	30,539	28,547
Total	$206,222	$196,905
Note 8.  Debt
The following table presents the Company's long-term debt at September 28, 2013 and December 29, 2012:

In thousands	September 28, 2013	December 29, 2012
Senior Secured Notes	$560,000	$560,000
ABL Facility	—	—
Bridge Facility	—	—
Argentina credit facilities:
Argentina Credit Facility — Nacion	9,175	11,674
Argentina Credit Facility — Galicia	3,454	—
China credit facilities:
China Credit Facility — Healthcare	13,481	15,981
China Credit Facility — Hygiene	24,920	10,977
Capital lease obligations	1,142	244
Total debt	612,172	598,876
Less: Current maturities	(19,683)	(19,477)
Total long-term debt	$592,489	$579,399
The fair value of the Company's long-term debt was $646.7 million at September 28, 2013 and $640.0 million at December 29, 2012. The fair value of long-term debt is based upon quoted market prices in inactive markets or on available rates for debt with similar terms and maturities (Level 2).
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
On October 5, 2012, the Company entered into an amended and restated ABL Facility. The amended and restated facility extended the maturity date to October 5, 2016 as well as made certain pricing and other changes to the original agreement. The Company maintained the option to request that the ABL Facility be increased by an amount not to exceed $20.0 million, subject to certain rights of the administrative agent, swing line lender and issuing banks with respect to the lenders providing commitments for such increase. As of September 28, 2013, the Company had no outstanding borrowings under the ABL Facility. Borrowing base availability was $30.3 million, however, outstanding letters of credit in the aggregate amount of $11.0 million left $19.3 million available for additional borrowings. The aforementioned letters of credit were primarily provided to certain administrative service providers and financial institutions. None of these letters of credit had been drawn on as of September 28, 2013.
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
Bridge Facility
On September 17, 2013, the Company entered into a Senior Secured Bridge Credit Agreement (the “Bridge Facility”) with a 365-day term. The Bridge Facility provides for a commitment by the lenders to make secured bridge loans in an aggregate amount not to exceed $318.0 million, the proceeds of which will primarily be used to fund the proposed acquisition of Fiberweb plc (“Fiberweb”) anticipated to be completed during the fourth quarter of 2013.
Borrowings will bear interest at a rate equal to the Eurodollar rate plus an applicable margin of 6.00% for the initial three-month period following the date of borrowing, increasing by 0.50% after each subsequent three-month period, subject to a specified maximum rate. Amounts outstanding will be senior secured obligations of the Company and unconditionally guaranteed, jointly and severally on a senior secured basis, by Holdings and Polymer’s 100% owned domestic subsidiaries. As of September 28, 2013, no amounts have been drawn down under the Bridge Facility.
The agreement governing the Bridge Facility, among other restrictions, limits the Company's ability and the ability of the Company's restricted subsidiaries to: (i) incur or guarantee additional debt or issue disqualified stock or preferred stock; (ii) pay dividends and make other distributions on, or redeem or repurchase, capital stock; (iii) make certain investments; (iv) repurchase stock; (v) incur certain liens; (vi) enter into transactions with affiliates; (vii) merge or consolidate; (viii) enter into agreements that restrict the ability of subsidiaries to make dividends or other payments to Polymer; (ix) designate restricted subsidiaries as unrestricted subsidiaries; and (x) transfer or sell assets. In addition, the Bridge Facility contains certain customary representations and warranties, affirmative covenants and events of default.
Argentina Credit Facility - Nacion
In January 2007, the Company's subsidiary in Argentina entered into an arrangement with banking institutions in Argentina in order to finance the installation of a new spunmelt line at its facility located near Buenos Aires, Argentina. The maximum borrowings available under the facility, excluding any interest added to principal, were 33.5 million Argentine pesos with respect to an Argentine peso-denominated loan and $26.5 million with respect to a U.S. dollar-denominated loan. The loans are secured by pledges covering (i) the subsidiary's existing equipment lines; (ii) the outstanding stock of the subsidiary; and (iii) the new machinery and equipment being purchased, as well as a trust assignment agreement related to a portion of receivables due from certain major customers of the subsidiary.

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
In connection with the Merger, the Company repaid and terminated the Argentine peso-denominated loan. In addition, the U.S. dollar-denominated loan was adjusted to reflect its fair value as of the date of the Merger. As a result, the Company recorded a contra-liability in Long-term debt and will amortize the balance over the remaining life of the facility. At September 28, 2013, the face amount of the outstanding indebtedness under the U.S. dollar-denominated loan was $9.5 million, with a carrying amount of $9.2 million and a weighted average interest rate of 3.16%.
Argentina Credit Facility - Galicia
On September 27, 2013, the Company's subsidiary in Argentina entered into an arrangement with a banking institution in Argentina in order to partially finance the upgrade of a manufacturing line at its facility located near Buenos Aires, Argentina. The maximum borrowings available under the facility, excluding any interest added to principal, is 20.0 million Argentine pesos (approximately $3.5 million). The three-year term of the agreement began with the date of the first draw down on the facility, which occurred in the third quarter of 2013, with payments required in twenty-five equal monthly installments beginning after one year. Borrowings will bear interest at 15.25%. As of September 28, 2013, the outstanding balance under the facility was $3.5 million. The remainder of the upgrade is expected to be financed by existing cash balances and cash generated from operations.
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
The maximum borrowings available under the facility, excluding any interest added to principal, were $20.0 million. The Company repaid $4.0 million of the principal balance in the fourth quarter of 2012. As a result, the outstanding balance under the Healthcare Facility was $16.0 million at December 29, 2012, with a weighted average interest rate of 5.44%. As of September 28, 2013, the outstanding balance under the Healthcare Facility was $13.5 million with a weighted-average interest rate of 5.39%. The outstanding balance is scheduled to be repaid during the fourth quarter of 2013 using a combination of existing cash balances and cash generated from operations.
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
The maximum borrowings available under the facility, excluding any interest added to principal, were $25.0 million. As of December 29, 2012, the outstanding balance under the Hygiene Facility was $11.0 million with a weighted-average interest rate of 5.51%. As of September 28, 2013, the outstanding balance under the Hygiene Facility was $24.9 million with a weighted average interest rate of 5.48%. The Company's first scheduled payment on the outstanding principal is due in late 2013.
Other Indebtedness
The Company periodically enters into short-term credit facilities in order to finance various liquidity requirements. At September 28, 2013, outstanding amounts related to such facilities were $0.2 million, which are being used to finance insurance premium payments. The weighted average interest rate on these borrowings was 2.44%. At December 29, 2012, amounts outstanding under these facilities was $0.8 million at a weighted average interest rate of 2.46%. Borrowings are included in Short-term borrowings in the Consolidated Balance Sheets.
The Company also has documentary letters of credit not associated with the ABL Facility, Healthcare Facility or the Hygiene Facility. These letters of credit were primarily provided to certain raw material vendors and amounted to $6.5 million and $6.7 million at September 28, 2013 and December 29, 2012, respectively. None of these letters of credit have been drawn upon.

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
The following table presents the fair values of the Company's derivative instruments for the following periods:

	As of September 28, 2013		As of December 29, 2012
In thousands	Notional	Fair Value	Notional	Fair Value
Designated hedges:
Hygiene Euro Contracts	$—	$—	$22,554	$(1,248)
Undesignated hedges:
Bridge Loan Contract	296,315	2,868	—	—
Hygiene Euro Contracts	4,254	(217)	—	—
Healthcare Euro Contracts	—	—	—	—
Total	$300,569	$2,651	$22,554	$(1,248)
Asset derivatives are recorded within Other current assets and liability derivatives are recorded within Accounts payable and accrued expenses on the Consolidated Balance Sheets.
Bridge Loan Contract
On September 17, 2013, the Company entered into a foreign exchange forward contract with a third-party financial institution used to minimize foreign exchange risk on our potential future cash commitment related to the proposed acquisition of Fiberweb anticipated during the fourth quarter of 2013 (the ”Bridge Loan Contract”). The contract allows the Company to purchase a fixed amount of pounds sterling in the future at a specified U.S. Dollar rate. The Bridge Loan Contract does not qualify for hedge accounting treatment, therefore, it is considered an undesignated hedge. In addition, as the nature of this transaction is related to a non-operating notional amount, changes in fair value are recorded in Foreign currency and other, net in the current period.
Hygiene Euro Contracts
On June 30, 2011, the Company entered into a series of foreign exchange forward contracts with a third-party financial institution used to minimize foreign exchange risk on certain future cash commitments related to the new hygiene line under construction in China (the "Hygiene Euro Contracts"). The contracts allow the Company to purchase fixed amount of Euros on specified future dates, coinciding with the payment amounts and dates of equipment purchase contracts. The Hygiene Euro Contracts qualify for hedge accounting treatment and are considered a fair value hedge; therefore, changes in the fair value of each contract is recorded in Other operating, net along with the gain or loss on the recognized hedged asset or liability that is attributable to the hedged risk. Since inception, the Company amended the equipment purchase contract on the hygiene line to which the Hygiene Euro Contracts are linked. However, the Company modified the notional amounts of the Hygiene Euro Contracts to synchronize with the underlying updated contract payments. As a result, the Hygiene Euro Contracts remain highly effective and continue to qualify for hedge accounting treatment.
In May 2013, the Company completed commercial acceptance of the new hygiene line under construction in China and recorded a liability for the remaining balance due. As a result, the Company removed the hedge designation of the Hygiene Euro Contracts and will continue to recognize changes in the fair value of the contracts in current earnings as an undesignated hedge. However, changes in the fair value of the hedged asset that is attributable to the hedged risk has been capitalized in the cost base of the hygiene line and no longer recognized in current earnings. The final payment will be made in the fourth quarter of 2013.
Healthcare Euro Contracts
In January 2011, the Company entered into a series of foreign exchange forward contracts with a third-party financial institution used to minimize foreign exchange risk on certain future cash commitments related to the new healthcare line under construction in China (the "Healthcare Euro Contracts"). The contracts allowed the Company to purchase fixed amount of Euros on specified future dates, coinciding with the payment amounts and dates of equipment purchase contracts. The Healthcare Euro Contracts qualified for hedge accounting treatment and were considered a fair value hedge; therefore, changes in the fair value of each contract was recorded in Other operating, net along with the gain or loss on the recognized hedged asset or liability that was attributable to the hedged risk.
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
The following table represents the amount of (gain) or loss associated with derivatives instruments in the Consolidated Statements of Comprehensive Income (Loss):

In thousands	Three Months Ended September 28, 2013	Three Months Ended September 29, 2012	Nine Months Ended September 28, 2013	Nine Months Ended September 29, 2012
Designated hedges:
Hygiene Euro Contracts	$—	$(768)	$(449)	$(1,143)
Undesignated hedges:
Bridge Loan Contract	(2,868)	—	(2,868)	—
Hygiene Euro Contracts	(542)	—	(582)	—
Healthcare Euro Contracts	—	—	—	(147)
Total	$(3,410)	$(768)	$(3,899)	$(1,290)
Gains and losses associated with the Company's designated fair value hedges are offset by the changes in the fair value of the underlying transactions. However, once the hedge is undesignated, the fair value of the hedge is no longer offset by the fair value of the underlying transaction. Changes in the fair value of derivative instruments are recognized in Other operating, net on the Consolidated Statements of Comprehensive Income (Loss) as they relate to notional amounts used in primary business operations. However, changes in the value of the Bridge Loan Contract is recognized in Foreign currency and other, net as it relates to a non-operating notional amount.
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
The following tables present the fair value and hierarchy levels for the Company's assets and liabilities, which are measured at fair value on a recurring basis as of the following periods:

In thousands	Level 1	Level 2	Level 3	September 28, 2013
Assets
Bridge Loan Contract	$—	$2,868	$—	$2,868
Firm commitment	—	—	—	—

Liabilities
Hygiene Euro Contracts	$—	$(217)	$—	$(217)

In thousands	Level 1	Level 2	Level 3	December 29, 2012
Assets
Firm commitment	$—	$1,248	$—	$1,248

Liabilities
Hygiene Euro Contracts	$—	$(1,248)	$—	$(1,248)
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

•
Derivative instruments — These instruments consist of foreign exchange forward contracts. The fair value is based upon indicative price information obtained from a third-party financial institution that is the counterparty to the transaction.

The fair values of cash and cash equivalents, accounts receivable, inventories, short-term borrowings and accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of these instruments. The methodologies used by the Company to determine the fair value of its financial assets and liabilities at September 28, 2013 are the same as those used at December 29, 2012. As a result, there have been no transfers between Level 1 and Level 2 categories.
Note 11.  Pension and Postretirement Benefit Plans
The Company sponsors multiple defined benefit plans that cover certain employees. Postretirement benefit plans, other than pensions, provide healthcare benefits for certain eligible employees. Benefits are primarily based on years of service and the employee’s compensation.
Pension Plans

The Company has both funded and unfunded pension benefit plans. It is the Company’s policy to fund such plans in accordance with applicable laws and regulations in order to ensure adequate funds are available in the plans to make benefit payments to plan participants and beneficiaries when required.
The components of the Company's pension related costs for the following periods are as follows:

In thousands	Three Months Ended September 28, 2013	Three Months Ended September 29, 2012	Nine Months Ended September 28, 2013	Nine Months Ended September 29, 2012
Service cost	$844	$495	$2,523	$1,509
Interest cost	1,387	1,417	4,157	4,288
Return on plan assets	(1,880)	(1,590)	(5,628)	(4,808)
Curtailment / settlement (gain) loss	—	—	—	38
Net amortization of:
Transition costs and other	87	(14)	262	(45)
Net periodic benefit cost	$438	$308	$1,314	$982
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
The Company’s practice is to fund amounts for its qualified pension plans at least sufficient to meet the minimum requirements set forth in applicable employee benefit laws and local tax laws. In addition, the Company manages these plans to ensure that all present and future benefit obligations are met as they come due. During the three and nine months ended September 28, 2013, employer contributions totaled $1.3 million and $4.0 million, respectively. Full year contributions are expected to approximate $5.3 million.
Postretirement Plans
The Company sponsors several non-U.S. postretirement plans that provide healthcare benefits to cover certain eligible employees. These plans have no plan assets, but instead are funded by the Company on a pay-as-you-go basis in the form of direct benefit payments.
The components of the Company's postretirement related costs for the following periods are as follows:

In thousands	Three Months Ended September 28, 2013	Three Months Ended September 29, 2012	Nine Months Ended September 28, 2013	Nine Months Ended September 29, 2012
Service cost	$14	$14	$44	$49
Interest cost	45	55	137	163
Curtailment / settlement (gain) loss	—	(4)	—	218
Net amortization of:
Transition costs and other	9	7	27	19
Net periodic benefit cost	$68	$72	$208	$449
For the three months ended September 28, 2013 and September 29, 2012, reclassifications out of accumulated other comprehensive income (loss) totaled $0.1 million and less than $0.1 million, respectively. For the nine months ended September 28, 2013 and September 29, 2012, reclassifications out of accumulated other comprehensive income (loss) totaled $0.3 million and less than $0.1 million, respectively. These amounts related to net actuarial gains/losses included in the computation of net periodic benefit cost for both pension and postretirement benefit plans.
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
Note 12.  Income Taxes
The Company accounts for its provision for income taxes in accordance with ASC 740, "Income Taxes," which requires an estimate of the annual effective tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year. For the nine months ended September 28, 2013, the combination of the Company's income tax provision and recorded loss from operations before income taxes resulted in a negative effective tax rate of 72.9%. The effective tax rate for the nine months ended September 28, 2013 is different than the Company's statutory tax rate primarily due to losses in certain jurisdictions for which no income tax benefits are anticipated, settlement amounts paid in Mexico under an amnesty program, foreign withholding taxes for which tax credits are not anticipated, changes in the amounts of tax uncertainties and foreign taxes calculated at statutory rates different than the U.S. statutory rate. As a result, the effective tax rate for the three months ended September 28, 2013 was negative 111.2%.
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes and (b) operating loss and tax credit carryforwards. A valuation allowance is recorded when, based on the weight of the evidence, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. The realization of the deferred tax asset depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdiction. At September 28, 2013, the Company has a net deferred tax liability of $27.9 million.
At September 28, 2013, the Company had unrecognized tax benefits of $22.1 million, of which $10.3 million relates to accrued interest and penalties. These amounts are included within Other noncurrent liabilities within the accompanying consolidated balance sheet. The total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate is $22.1 million as of September 28, 2013. Included in the balance as of September 28, 2013 is $5.7 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount is comprised of items which relate to the lapse of statute of limitations or the settlement of issues. The Company recognizes interest and/or penalties related to income taxes as a component of income tax expense.
In 2013, Mexico initiated a tax amnesty program that provides a reduction in taxes owed and the elimination of all related penalties and interest. In May 2013, the Company exercised its right under the amnesty program related to the country's Asset Tax. As a result, the Company recorded a discrete tax expense of $2.9 million during the three months ended June 29, 2013 associated with the amnesty program. In July 2013, the Company filed for tax amnesty for the 2007 tax year in Colombia, and expects to have the request for amnesty accepted during the fourth quarter.
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
The major jurisdictions where the Company files income tax returns include the United States, Canada, China, the Netherlands, France, Germany, Spain, Mexico, Colombia, and Argentina. As of September 28, 2013, the Company has a number of open tax years with various taxing jurisdictions that range from 2003 to 2012. The results of current tax audits and reviews related to open tax years have not been finalized, and management believes that the ultimate outcomes of these audits and reviews will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
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

In thousands	Three Months Ended September 28, 2013	Three Months Ended September 29, 2012	Nine Months Ended September 28, 2013	Nine Months Ended September 29, 2012
Restructuring and plant realignment costs
Internal redesign and restructure of global operations	$231	$806	$2,172	$8,916
Plant realignment costs	411	942	1,521	1,953
IS support initiative	—	5	25	779
Other restructure initiatives	20	—	63	163
Total restructuring and plant realignment costs	662	1,753	3,781	11,811
Acquisition and merger related costs
Blackstone acquisition costs	38	2	38	452
Fiberweb acquisition costs	6,177	—	6,220	—
Total acquisition and merger related costs	6,215	2	6,258	452
Other special charges
Colombia flood	—	—	—	57
Other charges	216	(23)	608	584
Total other special charges	216	(23)	608	641
Total special charges, net	$7,093	$1,732	$10,647	$12,904
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
Costs incurred for the respective periods presented consisted of the following:

In thousands	Three Months Ended September 28, 2013	Three Months Ended September 29, 2012	Nine Months Ended September 28, 2013	Nine Months Ended September 29, 2012
Employee separation	$1	$75	$137	$6,153
Professional consulting fees	95	—	1,497	1,588
Relocation, recruitment and other	135	731	538	1,175
Total	$231	$806	$2,172	$8,916
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
Amounts accrued for Restructuring and Plant Realignment costs are included in Accounts payable and accrued expenses in the Consolidated Balance Sheets. Changes in the Company's reserves for the respective periods presented were as follows:

In thousands	Nine Months Ended September 28, 2013	Nine Months Ended September 29, 2012
Beginning balance	$6,278	$1,100
Additions	1,746	11,811
Cash payments	(6,386)	(9,210)
Adjustments	(71)	(33)
Ending balance	$1,567	$3,668
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
Fiberweb Acquisition Costs
As a result of the proposed acquisition of Fiberweb anticipated to be completed during the fourth quarter of 2013, the Company has incurred direct acquisition costs associated with the transaction. Costs include investment banking, legal, accounting and other fees for professional services.
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
Amounts associated with these components for the respective periods are as follows:

In thousands	Three Months Ended September 28, 2013	Three Months Ended September 29, 2012	Nine Months Ended September 28, 2013	Nine Months Ended September 29, 2012
Foreign currency gains (losses)	$(736)	$234	$(2,170)	$752
Other operating income (expense)	65	1	195	2
Total	$(671)	$235	$(1,975)	$754

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
Amounts associated with these components for the respective periods are as follows:

In thousands	Three Months Ended September 28, 2013	Three Months Ended September 29, 2012	Nine Months Ended September 28, 2013	Nine Months Ended September 29, 2012
Foreign currency gains (losses)	$(274)	$(754)	$(1,291)	$(2,565)
Other non-operating income (expense)	2,572	(245)	1,269	(1,530)
Total	$2,298	$(999)	$(22)	$(4,095)
On September 17, 2013, the Company entered into a foreign exchange forward contract with a third-party financial institution used to minimize foreign exchange risk on our potential future cash commitment related to the proposed acquisition of Fiberweb anticipated during the fourth quarter of 2013. As the nature of this transaction is related to a non-operating notional amount, changes in fair value of the Bridge Loan Contract of $2.9 million are included in other non-operating income (expense) in the current period.
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
Equipment Lease Agreement
In the third quarter of 2011, the Company's state-of-the-art spunmelt line in Waynesboro, Virginia commenced commercial production. The plant expansion increased capacity to meet demand for nonwoven materials in the hygiene and healthcare applications in the U.S. The line was principally funded by a seven year equipment lease with a capitalized cost of $53.6 million; treated as an operating lease for accounting purposes. From the commencement of the lease to its fourth anniversary date, the Company will make annual lease payments of $8.3 million. From the fourth anniversary date to the end of the lease term, the Company's annual lease payments may change, as defined in the lease agreement. The aggregate monthly lease payments under the agreement, subject to adjustment, are expected to approximate $58 million. The lease includes covenants, events of default and other provisions that requires us to maintain certain financial ratios and other requirements.
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

In May 2013, the Company completed commercial acceptance of the new hygiene line under construction in China and recorded a liability for the remaining balance due under the existing purchase agreement. As of September 28, 2013, the outstanding balance due was $4.3 million.
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
Financial data by segment is as follows:

In thousands	Three Months Ended September 28, 2013	Three Months Ended September 29, 2012	Nine Months Ended September 28, 2013	Nine Months Ended September 29, 2012
Net sales
Americas Nonwovens	$160,767	$163,321	$473,216	$494,750
Europe Nonwovens	67,901	67,825	219,113	219,506
Asia Nonwovens	44,886	42,900	125,280	115,771
Oriented Polymers	15,425	16,051	49,990	51,485
Total	$288,979	$290,097	$867,599	$881,512

Operating income (loss)
Americas Nonwovens	$16,075	$20,590	$42,106	$51,333
Europe Nonwovens	2,524	2,249	9,236	9,383
Asia Nonwovens	4,134	4,850	13,723	13,194
Oriented Polymers	547	779	3,570	3,800
Unallocated Corporate	(9,108)	(9,284)	(33,164)	(27,802)
Eliminations	(106)	(19)	(166)	72
Subtotal	14,066	19,165	35,305	49,980
Special charges, net	(7,093)	(1,732)	(10,647)	(12,904)
Total	$6,973	$17,433	$24,658	$37,076

Depreciation and amortization expense
Americas Nonwovens	$8,137	$9,460	$24,540	$26,825
Europe Nonwovens	3,089	2,858	9,153	8,111
Asia Nonwovens	5,605	3,322	13,802	10,141
Oriented Polymers	348	351	1,044	1,063
Unallocated Corporate	430	411	1,282	1,270
Subtotal	17,609	16,402	49,821	47,410
Amortization of loan acquisition costs	607	686	1,821	2,056
Total	$18,216	$17,088	$51,642	$49,466

Capital spending
Americas Nonwovens	$1,939	$1,132	$3,990	$2,946
Europe Nonwovens	1,877	2,636	2,926	7,194
Asia Nonwovens	3,914	6,422	26,437	28,874
Oriented Polymers	572	284	798	454
Corporate	697	42	1,348	678
Total	$8,999	$10,516	$35,499	$40,146

In thousands	September 28, 2013	December 29, 2012
Division assets
Americas Nonwovens	$483,902	$513,765
Europe Nonwovens	196,880	202,139
Asia Nonwovens	278,101	248,790
Oriented Polymers	27,574	25,329
Corporate	34,225	32,046
Total	$1,020,682	$1,022,069
Note 18.  Certain Relationships and Related Party Transactions
In connection with the Merger, Holdings entered into a shareholders agreement (the “Shareholders Agreement”) with Blackstone and certain members of the Company's management. The Shareholders Agreement governs certain matters relating to ownership of Holdings, including the election of directors of our parent companies, restrictions on the issuance or transfer of shares, including tag-along rights and drag-along rights, other special corporate governance provisions and registration rights (including customary indemnification provisions). As of September 28, 2013, the Board of Directors of the Company includes two Blackstone members, four outside members and the Company’s Chief Executive Officer as an employee director. Furthermore, Blackstone has the power to designate all of the members of the Board of Directors of the Company and the right to remove any or all directors, with or without cause.
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
The following Condensed Consolidating Financial Statements are presented to satisfy the disclosure requirements of Rule 3-10 of Regulation S-X. In accordance with Rule 3-10, the subsidiary guarantors are all 100% owned by PGI (the “Issuer”). The guarantees on the Senior Secured Notes are full and unconditional and all guarantees are joint and several. The information presents Condensed Consolidating Balance Sheets as of September 28, 2013 and December 29, 2012, Condensed Consolidating Statements of Comprehensive Income (Loss) for the three and nine months ended September 28, 2013 and September 29, 2012, and Condensed Consolidating Statements of Cash Flows for the nine months ended September 28, 2013 and September 29, 2012 of (1) PGI (Issuer), (2) the Guarantors, (3) the Non-Guarantors and (4) consolidating eliminations to arrive at the information for the Company on a consolidated basis.
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

Condensed Consolidating Balance Sheet
As of September 28, 2013

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1,535	$11,975	$61,168	$—	$74,678
Accounts receivable, net	—	23,482	120,462	—	143,944
Inventories, net	(181)	23,245	79,366	—	102,430
Deferred income taxes	—	613	3,841	(613)	3,841
Other current assets	5,773	8,386	25,206	—	39,365
Total current assets	7,127	67,701	290,043	(613)	364,258
Property, plant and equipment, net	1,767	92,529	376,099	—	470,395
Goodwill	—	20,718	60,159	—	80,877
Intangible assets, net	21,922	40,302	14,476	—	76,700
Net investment in and advances to (from) subsidiaries	685,438	797,496	(234,657)	(1,248,277)	—
Deferred income taxes	—	—	1,650	—	1,650
Other noncurrent assets	300	5,613	20,889	—	26,802
Total assets	$716,554	$1,024,359	$528,659	$(1,248,890)	$1,020,682
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$216	$—	$—	$—	$216
Accounts payable and accrued liabilities	26,455	38,675	141,092	—	206,222
Income taxes payable	—	—	1,587	—	1,587
Deferred income taxes	(14)	—	19	134	139
Current portion of long-term debt	143	—	19,540	—	19,683
Total current liabilities	26,800	38,675	162,238	134	227,847
Long-term debt	560,152	—	32,337	—	592,489
Deferred income taxes	601	9,045	24,355	(747)	33,254
Other noncurrent liabilities	1,876	11,557	26,534	—	39,967
Total liabilities	589,429	59,277	245,464	(613)	893,557
Common stock	—	—	16,966	(16,966)	—
Other shareholders’ equity	127,125	965,082	266,229	(1,231,311)	127,125
Total shareholders' equity	127,125	965,082	283,195	(1,248,277)	127,125
Total liabilities and shareholders' equity	$716,554	$1,024,359	$528,659	$(1,248,890)	$1,020,682

Condensed Consolidating Balance Sheet
As of December 29, 2012

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$486	$28,285	$69,108	$—	$97,879
Accounts receivable, net	—	22,350	109,219	—	131,569
Inventories, net	—	23,843	71,121	—	94,964
Deferred income taxes	—	613	3,832	(613)	3,832
Other current assets	1,821	7,710	23,883	—	33,414
Total current assets	2,307	82,801	277,163	(613)	361,658
Property, plant and equipment, net	27,711	99,660	351,798	—	479,169
Goodwill	—	20,718	59,890	—	80,608
Intangible assets, net	24,313	42,422	8,928	—	75,663
Net investment in and advances to (from) subsidiaries	679,818	723,861	(188,670)	(1,215,009)	—
Deferred income taxes	—	—	945	—	945
Other noncurrent assets	275	5,787	17,964	—	24,026
Total assets	$734,424	$975,249	$528,018	$(1,215,622)	$1,022,069
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$813	$—	$—	$—	$813
Accounts payable and accrued liabilities	28,511	33,344	135,050	—	196,905
Income taxes payable	—	89	3,752	—	3,841
Deferred income taxes	331	—	14	134	479
Current portion of long-term debt	107	—	19,370	—	19,477
Total current liabilities	29,762	33,433	158,186	134	221,515
Long-term debt	560,043	—	19,356	—	579,399
Deferred income taxes	273	9,149	24,506	(747)	33,181
Other noncurrent liabilities	5,144	15,540	28,088	—	48,772
Total liabilities	595,222	58,122	230,136	(613)	882,867
Common stock	—	—	36,083	(36,083)	—
Other shareholders’ equity	139,202	917,127	261,799	(1,178,926)	139,202
Total shareholders' equity	139,202	917,127	297,882	(1,215,009)	139,202
Total liabilities and shareholders' equity	$734,424	$975,249	$528,018	$(1,215,622)	$1,022,069

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended September 28, 2013

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$93,021	$201,840	$(5,882)	$288,979
Cost of goods sold	(93)	(77,996)	(168,572)	5,882	(240,779)
Gross profit	(93)	15,025	33,268	—	48,200
Selling, general and administrative expenses	(9,078)	(6,060)	(18,325)	—	(33,463)
Special charges, net	(6,539)	(37)	(517)	—	(7,093)
Other operating, net	36	(92)	(615)	—	(671)
Operating income (loss)	(15,674)	8,836	13,811	—	6,973
Other income (expense):
Interest expense	(14,800)	6,924	(5,309)	—	(13,185)
Intercompany royalty and technical service fees	1,425	1,681	(3,106)	—	—
Foreign currency and other, net	2,815	(5)	(512)	—	2,298
Equity in earnings of subsidiaries	15,695	989	—	(16,684)	—
Income (loss) before income taxes	(10,539)	18,425	4,884	(16,684)	(3,914)
Income tax (provision) benefit	2,272	(2,815)	(3,810)	—	(4,353)
Net income (loss)	$(8,267)	$15,610	$1,074	$(16,684)	$(8,267)
Comprehensive income (loss)	$(3,272)	$23,413	$1,603	$(25,016)	$(3,272)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended September 29, 2012

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$92,443	$203,125	$(5,471)	$290,097
Cost of goods sold	12	(78,461)	(165,145)	5,471	(238,123)
Gross profit	12	13,982	37,980	—	51,974
Selling, general and administrative expenses	(9,141)	(5,491)	(18,412)	—	(33,044)
Special charges, net	(759)	294	(1,267)	—	(1,732)
Other operating, net	(7)	19	223	—	235
Operating income (loss)	(9,895)	8,804	18,524	—	17,433
Other income (expense):
Interest expense	(12,485)	4,690	(4,692)	—	(12,487)
Intercompany royalty and technical service fees	1,563	1,853	(3,416)	—	—
Foreign currency and other, net	18,932	(19,092)	(839)	—	(999)
Equity in earnings of subsidiaries	686	7,754	—	(8,440)	—
Income (loss) before income taxes	(1,199)	4,009	9,577	(8,440)	3,947
Income tax (provision) benefit	2,553	(3,260)	(1,886)	—	(2,593)
Net income (loss)	$1,354	$749	$7,691	$(8,440)	$1,354
Comprehensive income (loss)	$5,536	$5,180	$9,258	$(14,438)	$5,536

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Nine Months Ended September 28, 2013

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$275,850	$607,758	$(16,009)	$867,599
Cost of goods sold	(129)	(234,710)	(504,313)	16,009	(723,143)
Gross profit	(129)	41,140	103,445	—	144,456
Selling, general and administrative expenses	(33,053)	(17,824)	(56,299)	—	(107,176)
Special charges, net	(8,364)	(176)	(2,107)	—	(10,647)
Other operating, net	55	(313)	(1,717)	—	(1,975)
Operating income (loss)	(41,491)	22,827	43,322	—	24,658
Other income (expense):
Interest expense	(37,274)	13,111	(13,429)	—	(37,592)
Intercompany royalty and technical service fees	4,181	4,985	(9,166)	—	—
Foreign currency and other, net	2,815	(252)	(2,585)	—	(22)
Equity in earnings of subsidiaries	42,848	6,679	—	(49,527)	—
Income (loss) before income taxes	(28,921)	47,350	18,142	(49,527)	(12,956)
Income tax (provision) benefit	6,521	(4,502)	(11,463)	—	(9,444)
Net income (loss)	$(22,400)	$42,848	$6,679	$(49,527)	$(22,400)
Comprehensive income (loss)	$(18,652)	$48,449	$6,939	$(55,388)	$(18,652)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Nine Months Ended September 29, 2012

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$286,210	$610,967	$(15,665)	$881,512
Cost of goods sold	42	(246,998)	(498,641)	15,665	(729,932)
Gross profit	42	39,212	112,326	—	151,580
Selling, general and administrative expenses	(27,420)	(18,051)	(56,883)	—	(102,354)
Special charges, net	(6,082)	(2,004)	(4,818)	—	(12,904)
Other operating, net	3	240	511	—	754
Operating income (loss)	(33,457)	19,397	51,136	—	37,076
Other income (expense):
Interest expense	(41,624)	17,968	(14,418)	—	(38,074)
Intercompany royalty and technical service fees	4,492	5,295	(9,787)	—	—
Foreign currency and other, net	18,934	(18,854)	(4,175)	—	(4,095)
Equity in earnings of subsidiaries	32,229	16,078	—	(48,307)	—
Income (loss) before income taxes	(19,426)	39,884	22,756	(48,307)	(5,093)
Income tax (provision) benefit	8,421	(7,465)	(6,868)	—	(5,912)
Net income (loss)	$(11,005)	$32,419	$15,888	$(48,307)	$(11,005)
Comprehensive income (loss)	$(12,339)	$32,562	$15,864	$(48,426)	$(12,339)

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 28, 2013

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(42,502)	$46,834	$(226)	$—	$4,106
Investing activities:
Purchases of property, plant and equipment	(23,703)	(2,663)	(9,133)	—	(35,499)
Proceeds from the sale of assets	—	—	25	—	25
Acquisition of intangibles and other	(260)	—	(4,226)	—	(4,486)
Intercompany investing activities, net	6,408	(59,073)	(5,000)	57,665	—
Net cash provided by (used in) investing activities	(17,555)	(61,736)	(18,334)	57,665	(39,960)
Financing activities:
Proceeds from long-term borrowings	234	—	18,256	—	18,490
Proceeds from short-term borrowings	1,879	—	—	—	1,879
Repayment of long-term borrowings	(109)	—	(5,157)	—	(5,266)
Repayment of short-term borrowings	(2,476)	—	—	—	(2,476)
Issuance of common stock	(222)	—	—	—	(222)
Intercompany financing activities, net	61,800	(1,408)	(2,727)	(57,665)	—
Net cash provided by (used in) financing activities	61,106	(1,408)	10,372	(57,665)	12,405
Effect of exchange rate changes on cash	—	—	248	—	248
Net change in cash and cash equivalents	1,049	(16,310)	(7,940)	—	(23,201)
Cash and cash equivalents at beginning of period	486	28,285	69,108	—	97,879
Cash and cash equivalents at end of period	$1,535	$11,975	$61,168	$—	$74,678

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 29, 2012

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(73,342)	$70,705	$58,267	$—	$55,630
Investing activities:
Purchases of property, plant and equipment	(20,399)	(2,483)	(17,264)	—	(40,146)
Proceeds from the sale of assets	—	1,646	11	—	1,657
Acquisition of intangibles and other	(175)	—	—	—	(175)
Intercompany investing activities, net	57,118	(37,389)	(25,118)	5,389	—
Net cash provided by (used in) investing activities	36,544	(38,226)	(42,371)	5,389	(38,664)
Financing activities:
Proceeds from long-term borrowings	—	—	10,977	—	10,977
Proceeds from short-term borrowings	1,943	—	3,000	—	4,943
Repayment of long-term borrowings	(79)	—	(3,170)	—	(3,249)
Repayment of short-term borrowings	(1,894)	—	(5,000)	—	(6,894)
Intercompany financing activities, net	41,253	(23,530)	(12,334)	(5,389)	—
Net cash provided by (used in) financing activities	41,223	(23,530)	(6,527)	(5,389)	5,777
Effect of exchange rate changes on cash	—	—	(386)	—	(386)
Net change in cash and cash equivalents	4,425	8,949	8,983	—	22,357
Cash and cash equivalents at beginning of period	3,135	14,574	55,033	—	72,742
Cash and cash equivalents at end of period	$7,560	$23,523	$64,016	$—	$95,099

Note 20.  Subsequent Events
On October 22, 2013, the Company agreed to amend the Bridge Facility in order to add, in addition to other parties, Blackstone Holdings Co. L.L.C., a subsidiary of Blackstone, as an initial lender. The Bridge Facility provides for a commitment by the lenders to make secured bridge loans, the proceeds of which will be used to fund the proposed acquisition of Fiberweb anticipated to be completed during the fourth quarter of 2013.
On October 24, 2013, the Board of Fiberweb approved the Scheme of Arrangement (the "Scheme") and other associated matters to implement the acquisition of Fiberweb by the Company. The resolutions proposed were approved by the requisite majorities of Fiberweb shareholders. Completion of the acquisition remains subject to the satisfaction or waiver of certain conditions set out in the Scheme document, including court sanction of the Scheme and court confirmation of the associated reduction of capital. It is expected that the transaction will become effective on or around November 15, 2013.

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
Our Overview
We are a leading global innovator, manufacturer and marketer of engineered materials, primarily focused on the production of nonwoven products. Nonwovens are a high-performance and low-cost fabric-like alternative to traditional textiles, paper and other materials. They can be made with specific value-added characteristics including absorbency, tensile strength, softness and barrier properties, among others. Our nonwoven products are critical components used in consumer and industrial products, including hygiene, healthcare, wipes and industrial applications. Primary applications in each of our target markets are as follows:
•Hygiene:    Baby diapers, feminine hygiene products and adult incontinence products
•Healthcare:    Single-use surgical gowns and drapes, hospital apparel and infection control supplies
•Wipes:        Household, personal care and commercial cleaning wipes
•Industrial:    Filtration, cable wrap, house wrap, furniture and bedding, agriculture, landscape, industrial packaging and other specialty areas
We have one of the largest global platforms in the industry, with a total of 13 manufacturing and converting facilities located in 9 countries throughout the world, including a significant presence in Europe, Asia and Latin America. Our manufacturing facilities are strategically located near many of our key customers in order to increase our effectiveness in addressing local and regional demand, as many of our products do not ship economically over long distances. We work closely with our customers, which include well-established multinational and regional consumer and industrial product manufacturers, to provide engineered solutions to meet increasing demand for more sophisticated products. We believe that we have one of the broadest and most advanced technology portfolios in the industry.
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
The global nonwovens market has historically experienced stable growth and favorable pricing dynamics. However, since late 2010, several of our competitors announced an intent to install, or installed, additional capacity in excess of what we believe to be current market demand in the regions where we conduct business; specifically in the Americas, Europe and Asia. As additional nonwovens manufacturing capacity entered into commercial production, in excess of market demand, the short-term to mid-term excess supply created unfavorable market dynamics, resulting in a downward pressure on selling prices. As we look forward, we will be challenged by the fact that new nonwovens manufacturing capacity has either entered or will enter the regional markets in which we conduct business. As a result, we have taken a number of actions to refocus our global footprint and optimize our operations around disposable applications and high-growth markets.
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
Our current global footprint, coupled with our access to capital, enables us to continue to realize cost synergies and greater growth from our core operations. In addition, we are investing in technology and new initiatives which we expect to help support our future growth. As a result, despite the current market environment, we believe we are well positioned to remain competitive within our markets as well as leverage our solid foundation across the company to drive future growth.
Recent Developments
On September 17, 2013, we announced a firm intention to make an offer to acquire 100% of the issued and to be issued share capital of Fiberweb plc ("Fiberweb") at a price of £1.02 per share (the "Acquisition"). It is currently envisaged that the Acquisition will be effected by way of a court sanctioned scheme of arrangement of Fiberweb and be completed during the fourth quarter of 2013. Total share capital on a fully diluted basis is expected to approximate £185 million ($295 million). Fiberweb is one of the largest global manufacturers of specialized technical fabrics with seven production sites in five countries.
On September 17, 2013, we entered into a Senior Secured Bridge Credit Agreement (the “Bridge Facility”) with a 365-day term. The Bridge Facility provides for a commitment by the lenders to make secured bridge loans in an aggregate amount not to exceed $318.0 million, the proceeds of which will be used to fund the proposed acquisition of Fiberweb plc anticipated to be completed during the fourth quarter of 2013. Borrowings will bear interest at a rate equal to the Eurodollar rate plus an applicable margin of 6.00% for the initial three-month period following the date of borrowing, increasing by 0.50% after each subsequent three-month period, subject to a specified maximum rate.
On September 17, 2013, we entered into a foreign exchange forward contract with a third-party financial institution used to minimize foreign exchange risk on our potential future cash commitment related to the proposed acquisition of Fiberweb anticipated during the fourth quarter of 2013. The forward contract allows us to purchase a fixed amount of pounds sterling in the future at a specified U.S. Dollar rate. The forward contract does not qualify for hedge accounting treatment, therefore, it is considered an undesignated hedge.
On June 18, 2013, we announced the appointment of J. Joel Hackney Jr. as President and Chief Executive Officer ("CEO"), effective June 19, 2013. In accordance with his employment agreement, Mr. Hackney received a sign-on bonus at the start of his employment and is eligible to receive reimbursement of all reasonable relocation expenses incurred. Simultaneously, we announced the planned retirement of Veronica Hagen, effective August 31, 2013, as well as her retirement as President and CEO, effective June 19, 2013. Ms. Hagen will continue to serve on the Company's Board of Directors and worked with her successor to ensure a seamless transition. Ms. Hagen received her base salary at her current rate through her retirement date and is receiving a cash severance payment payable over an 18-month period following the date of her retirement.
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
Possession of the land at the new location has occurred and initial construction is expected to begin during the fourth quarter of 2013, with the final shut-down of the existing facilities and start-up of the new facility estimated to occur by the first half of 2016 with no disruption to customers. We estimate total construction, relocation and other associated costs of this project to approximate 225 RMB ($36 million), which will be primarily funded through cash generated by operations. Government incentives are expected to approximate 165 RMB($26 million). We have accelerated the depreciation of the existing facilities and related assets being decommissioned in order to properly align the remaining useful lives with the timing of the relocation. Associated amounts are expected to be in the range of $8 to $10 million recognized over the next three years.
On March 22, 2013, a wholly-owned subsidiary of the Company entered into an amendment to an existing Equipment Lease Agreement (the "Agreement') associated with our spunmelt line in Waynesboro, Virginia, which commenced commercial production in the third quarter of 2011. The line was principally funded by a seven year equipment lease with a capitalized cost of $53.6 million. The amendment (i) amends the Total Leverage Ratio covenant in the Agreement to extend by one year each of the time periods in which the required Total Leverage Ratio “steps down” to a more restrictive ratio, (ii) amends the definition of Total Debt, which is used in the calculation of Total Leverage Ratio, to provide for the subtraction of the total amount of unrestricted cash from the aggregate principal amount of all indebtedness when calculating Total Debt, and (iii) removes our option to purchase the equipment on the second anniversary of the commencement date.
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
In addition, our sales are impacted by our selling prices, which is influenced by the cost of our raw material inputs. Historically, changes in input costs have been passed through to customers either by contractual mechanisms or business practices. This can result in increases in net sales during periods of significant raw material cost increases as well as declines in net sales during periods of significant raw material cost declines. As a result, financial statement items that use percentage of net sales as an economic indicator are influenced by the changes in our selling prices. In general, average prices for polypropylene resin and other raw material costs modestly trended downward throughout 2012, after spiking early in the year. However, we saw a significant increase during the first quarter with a modest increase during the third quarter of 2013, with declines during the second quarter. As a result, we continue to operate in a volatile environment of high raw material prices relative to the prior year.
Three Months Ended September 28, 2013 Compared to the Three Months Ended September 29, 2012
The following table sets forth the period change for each category of the Statements of Comprehensive Income (Loss) for the three months ended September 28, 2013 as compared to the three months ended September 29, 2012, as well as each category as a percentage of net sales:

				Percentage of Net Sales for the Respective Period End
In thousands	Three Months Ended September 28, 2013	Three Months Ended September 29, 2012	Period Change Favorable (Unfavorable)	September 28, 2013	September 29, 2012
Net sales	$288,979	$290,097	$(1,118)	100.0%	100.0%
Cost of goods sold:
Raw materials	(158,734)	(153,786)	(4,948)	54.9%	53.0%
Labor	(15,532)	(18,871)	3,339	5.4%	6.5%
Overhead	(66,513)	(65,466)	(1,047)	23.0%	22.6%
Gross profit	48,200	51,974	(3,774)	16.7%	17.9%
Selling, general and administrative expenses	(33,463)	(33,044)	(419)	11.6%	11.4%
Special charges, net	(7,093)	(1,732)	(5,361)	2.5%	0.6%
Other operating, net	(671)	235	(906)	0.2%	(0.1)%
Operating income (loss)	6,973	17,433	(10,460)	2.4%	6.0%
Other income (expense):
Interest expense	(13,185)	(12,487)	(698)	4.6%	4.3%
Foreign currency and other, net	2,298	(999)	3,297	(0.8)%	0.3%
Income (loss) before income taxes	(3,914)	3,947	(7,861)	(1.4)%	1.4%
Income tax (provision) benefit	(4,353)	(2,593)	(1,760)	1.5%	0.9%
Net income (loss)	$(8,267)	$1,354	$(9,621)	(2.9)%	0.5%
Net Sales
Net sales for the three months ended September 28, 2013 were $289.0 million, a $1.1 million decrease compared with the three months ended September 29, 2012. A reconciliation presenting the components of the period change by each of our operating divisions is as follows:

	Nonwovens				Oriented Polymers	Total
In millions	Americas	Europe	Asia	Total
Beginning of period	$163.3	$67.8	$42.9	$274.0	$16.1	$290.1
Changes due to:
Volume	(4.6)	(4.7)	4.3	(5.0)	(0.4)	(5.4)
Price/product mix	2.1	1.0	(2.8)	0.3	(0.1)	0.2
Currency translation	—	3.8	0.5	4.3	(0.2)	4.1
Sub-total	(2.5)	0.1	2.0	(0.4)	(0.7)	(1.1)
End of period	$160.8	$67.9	$44.9	$273.6	$15.4	$289.0
Nonwovens Segments
Net sales for the three months ended September 28, 2013 were $273.6 million, a $0.4 million decrease compared with the three months ended September 29, 2012. The decrease in net sales was primarily driven by volume reductions in the Americas and Europe, which had a combined net impact of $9.3 million. European results reflected stabilization of underlying demand in our industrial markets, as well as additional volume in the healthcare market. However, they were more than offset by reductions in the consumer disposable and hygiene markets. Volume decreases in the Americas were driven by the exit of certain low-margin business in the healthcare market during 2012 and lower consumer disposable volume. However, these amounts were partially offset by incremental growth of $4.3 million in Asia, primarily driven by higher volumes sold in the hygiene markets as well as healthcare product sales from the new spunmelt line installed in 2011. In addition, we completed the installation of our new spunmelt line in May 2013, which we anticipate will provide additional sales volume to the hygiene market in Asia.
For the three months ended September 28, 2013, net selling prices increased $0.3 million compared with the three months ended September 29, 2012. The pricing increase, which included $2.1 million in the Americas and $1.0 million in Europe, resulted from our passing through higher raw material costs associated with index-based selling agreements and market-based trends. In addition, favorable foreign currency impacts of $4.3 million resulted in the higher translation of sales generated in our foreign jurisdictions located in Europe and Asia. However, these amounts were partially offset by lower net selling prices in Asia. The pricing decrease, primarily a result of product mix movements in the hygiene market, impacted net sales by $2.8 million.
Oriented Polymers
Net sales for the three months ended September 28, 2013 were $15.4 million, a $0.7 million decrease compared with the three months ended September 29, 2012. The decrease was primarily driven by lower demand in the construction and industrial packaging markets, resulting in lower net sales of $0.4 million. In addition, unfavorable foreign currency impacts of $0.2 million resulted in lower translation of sales generated in foreign jurisdictions. Lower net selling prices, a result from our passing through lower raw material cost associated with index-based selling agreements and market-based pricing trends, impacted net sales by $0.1 million.
Gross Profit
Gross profit for the three months ended September 28, 2013 was $48.2 million, a $3.8 million decrease compared with the three months ended September 29, 2012. As a result, gross profit as a percentage of net sales decreased to 16.7% from 17.9%. The decrease in gross profit was primarily driven by lower net spreads (the difference between the change in raw material costs and selling prices) of $4.5 million, primarily impacting the Americas and Asia. In addition, volume reductions in the Americas and Europe more than offset the benefits of additional capacity and improved manufacturing efficiencies in Asia. As a percentage of net sales, the raw material component of cost of goods sold increased to 54.9% from 53.0%, reflecting the $4.9 million increase in raw material costs. In addition, our overhead component increased by $1.0 million primarily associated with overall volume-related manufacturing inefficiencies and increased depreciation in Asia. As a percentage of net sales, our overhead component increased to 23.0% from 22.6%. However, the $3.3 million reduction of our labor component of cost of goods sold reflects the positive benefits of our cost reduction initiatives implemented during 2012. As a result, labor as a percentage of net sales decreased to 5.4% from 6.5%.
Operating Income
Operating income for the three months ended September 28, 2013 was $6.9 million, a $10.5 million decrease compared with the three months ended September 29, 2012. A reconciliation presenting the components of the period change by each of our operating divisions is as follows:

	Nonwovens
In millions	Americas	Europe	Asia	Total	Oriented Polymers	Corporate/ Other	Total
Beginning of period	$20.6	$2.2	$4.9	$27.7	$0.8	$(11.1)	$17.4
Changes due to:
Volume	(2.3)	(1.3)	2.1	(1.5)	(0.1)	—	(1.6)
Price/product mix	2.1	1.0	(2.8)	0.3	(0.1)	—	0.2
Raw material cost	(5.6)	0.6	0.8	(4.2)	(0.5)	—	(4.7)
Manufacturing costs	1.4	(0.5)	2.0	2.9	(0.4)	—	2.5
Currency translation	(0.1)	0.3	(0.4)	(0.2)	0.5	—	0.3
Depreciation and amortization	1.3	(0.2)	(2.3)	(1.2)	—	—	(1.2)
Special charges	—	—	—	—	—	(5.3)	(5.3)
All other	(1.4)	0.4	(0.2)	(1.2)	0.4	0.1	(0.7)
Sub-total	(4.6)	0.3	(0.8)	(5.1)	(0.2)	(5.2)	(10.5)
End of period	$16.0	$2.5	$4.1	$22.6	$0.6	$(16.3)	$6.9
The amounts for acquisition and integration expenses as well as special charges have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended September 28, 2013 were $33.5 million, a $0.4 million increase compared with the three months ended September 29, 2012. As a result, selling, general and administrative expenses as a percentage of net sales increased to 11.6% for the three months ended September 28, 2013 from 11.4% for the three months ended September 29, 2012. The increase in selling, general and administrative expenses was primarily driven by costs of $0.3 million related to the announced retirement of our previous Chief Executive Officer and simultaneous appointment of our new Chief Executive Officer. In addition, we recorded an incremental $0.3 million of non-cash stock-based compensation expense. Combined, the $0.7 million of expenses had a 0.2 point impact on selling, general and administrative expenses as a percentage of net sales. Other factors that contributed to the increase included depreciation and amortization expense as well as third-party fees and expenses. However, these amounts were more than offset by the result of cost reduction initiatives implemented during 2012.
Special Charges, net
As part of our business strategy, we may incur costs related to corporate-level decisions or Board of Director actions. These actions are associated with initiatives attributable to restructuring and realignment of manufacturing operations and management structures as well as the pursuit of certain transaction opportunities when applicable. In addition, we evaluate our long-lived assets for impairment whenever events or changes in circumstances including the aforementioned, indicate that the carrying amounts may not be recoverable.
Special charges for the three months ended September 28, 2013 were $7.1 million and consisted of the following components:

•	$6.2 million related to professional fees and other transaction costs associated with our proposed acquisition of Fiberweb

•	$0.4 million related to separation and severance expenses associated with our plant realignment cost initiatives

•	$0.2 million related to cost associated with our internal redesign and restructuring of global operations initiatives

•	$0.3 million related to other corporate initiatives
Special charges for the three months ended September 29, 2012 were $1.7 million and consisted of the following components:

•	$0.9 million related to separation and severance expenses associated with our plant realignment cost initiative

•	$0.8 million related to cost associated with our internal redesign and restructuring of global operations initiatives
The amounts included in Special charges, net have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.
Other Operating, net

Other operating expense for the three months ended September 28, 2013 was $0.7 million. Amounts associated with foreign currency losses on operating assets and liabilities totaled $0.7 million. These losses were partially offset by less than $0.1 million of other operating income. For the three months ended September 29, 2012, other operating income totaled $0.2 million, primarily associated with foreign currency gains.
Other Income (Expense)
Interest expense for the three months ended September 28, 2013 was $13.2 million, a $0.7 million increase compared to the three months ended September 29, 2012. Lower weighted-average interest rates on outstanding debt offset the increase in average outstanding debt levels, which included the credit facility entered into during the third quarter of 2012 associated with the new spunmelt line constructed in China. However, amounts associated with capitalized interest decreased by $0.5 million.
Foreign currency and other, net provided $2.3 million for the three months ended September 28, 2013. The main driver of the benefit related to a foreign exchange forward contract associated with our proposed acquisition of Fiberweb, which provided $2.9 million to the quarter. The gain was partially offset by $0.3 million associated with foreign currency losses on non-operating assets and liabilities. In addition, we incurred $0.3 million related to other non-operating expenses, primarily associated with factoring fees. For the three months ended September 29, 2012, foreign currency and other, net was an expense of $1.0 million, primarily associated with $0.8 million foreign currency losses on non-operating assets and liabilities. Other expenses incurred included factoring fees and other non-operating expenses.
Income Tax (Provision) Benefit
During the three months ended September 28, 2013, we recognized income tax provision of $4.4 million on consolidated pre-tax book loss from continuing operations of $3.9 million. The combination of our income tax provision and our recorded loss from operations before income taxes resulted in a negative effective tax rate for the period. During the three months ended September 29, 2012, we recognized an income tax provision of $2.6 million on consolidated pre-tax book income from continuing operations of $3.9 million. Our income tax expense in 2013 and 2012 is different than such expense determined at the U.S. federal statutory rate due to losses in certain jurisdictions for which no income tax benefits are anticipated, foreign withholding taxes for which tax credits are not anticipated, changes in the amounts recorded for tax uncertainties, foreign taxes calculated at statutory rates different than the U.S. federal statutory rate, and the application of intraperiod tax allocation rules.
Nine Months Ended September 28, 2013 Compared to the Nine Months Ended September 29, 2012
The following table sets forth the period change for each category of the Statements of Comprehensive Income (Loss) for the nine months ended September 28, 2013 as compared to the nine months ended September 29, 2012, as well as each category as a percentage of net sales:

				Percentage of Net Sales for the Respective Period End
In thousands	Nine Months Ended September 28, 2013	Nine Months Ended September 29, 2012	Period Change Favorable (Unfavorable)	September 28, 2013	September 29, 2012
Net sales	$867,599	$881,512	$(13,913)	100.0%	100.0%
Cost of goods sold:
Raw materials	(475,568)	(480,067)	4,499	54.8%	54.5%
Labor	(51,906)	(57,453)	5,547	6.0%	6.5%
Overhead	(195,669)	(192,412)	(3,257)	22.6%	21.8%
Gross profit	144,456	151,580	(7,124)	16.7%	17.2%
Selling, general and administrative expenses	(107,176)	(102,354)	(4,822)	12.4%	11.6%
Special charges, net	(10,647)	(12,904)	2,257	1.2%	1.5%
Other operating, net	(1,975)	754	(2,729)	0.2%	(0.1)%
Operating income (loss)	24,658	37,076	(12,418)	2.8%	4.2%
Other income (expense):
Interest expense	(37,592)	(38,074)	482	4.3%	4.3%
Foreign currency and other, net	(22)	(4,095)	4,073	—%	0.5%
Income (loss) before income taxes	(12,956)	(5,093)	(7,863)	(1.5)%	(0.6)%
Income tax (provision) benefit	(9,444)	(5,912)	(3,532)	1.1%	0.7%
Net income (loss)	$(22,400)	$(11,005)	$(11,395)	(2.6)%	(1.2)%
Net Sales
Net sales for the nine months ended September 28, 2013 were $867.6 million, a $13.9 million decrease compared with the nine months ended September 29, 2012. A reconciliation presenting the components of the period change by each of our operating divisions is as follows:

	Nonwovens				Oriented Polymers	Total
In millions	Americas	Europe	Asia	Total
Beginning of period	$494.7	$219.5	$115.8	$830.0	$51.5	$881.5
Changes due to:
Volume	(12.8)	(6.7)	11.4	(8.1)	(2.0)	(10.1)
Price/product mix	(8.7)	1.0	(2.7)	(10.4)	0.8	(9.6)
Currency translation	—	5.3	0.8	6.1	(0.3)	5.8
Sub-total	(21.5)	(0.4)	9.5	(12.4)	(1.5)	(13.9)
End of period	$473.2	$219.1	$125.3	$817.6	$50.0	$867.6
Nonwovens Segments
Net sales for the nine months ended September 28, 2013 were $817.6 million, a $12.4 million decrease compared with the nine months ended September 29, 2012. The decrease in net sales was primarily driven by lower net selling prices in the Americas and Asia. Combined, these regions impacted net sales by $11.4 million. The pricing decrease, a result of raw material trends and a competitive pricing environment, was partially offset by higher net selling prices in Europe due to improved product mix. In addition, favorable foreign currency impacts of $6.1 million resulted in the higher translation of sales generated in our foreign jurisdictions located in Europe and Asia.
For the nine months ended September 28, 2013, volumes decreased by $8.1 million compared with the nine months ended September 29, 2012. The decrease in volume was primarily driven by reductions in the Americas, a result of an increased competitive environment within the hygiene markets and the exit of certain low-margin business in the healthcare market in late 2012. However, the volume reduction was partially offset by increased sales of industrial products as demand increased with the overall markets. Volumes decreased in Europe as the stabilization of underlying demand in our industrial markets, were more than offset by reductions in the hygiene markets. In addition, incremental growth of $11.4 million in Asia was primarily driven by higher volumes sold in the hygiene markets as well as healthcare product sales from the new spunmelt line installed in 2011. In addition, we completed the installation of our new spunmelt line in May 2013, which we anticipate will provide additional sales volume to the hygiene market in Asia.
Oriented Polymers
Net sales for the nine months ended September 28, 2013 were $50.0 million, a $1.5 million decrease compared with the nine months ended September 29, 2012. The decrease was primarily driven by a reduction in volume attributable to lower demand in the construction and industrial packaging markets, resulting in lower net sales of $2.0 million. In addition, unfavorable foreign currency impacts of $0.3 million resulted in lower translation of sales generated in foreign jurisdictions. However, these reductions were partially offset by higher net selling prices of $0.8 million, which resulted from our passing through higher raw material cost associated with index-based selling agreements and market-based pricing trends.
Gross Profit
Gross profit for the nine months ended September 28, 2013 was $144.5 million, a $7.1 million decrease compared with the nine months ended September 29, 2012. The overall decrease in gross profit was primarily driven by lower net sales of $13.9 million, of which $21.5 million impacted the Americas. The reductions were partially offset by net sales in Asia which benefited from our newly added capacity. In addition, our overhead component increased by $3.3 million primarily associated with volume-related manufacturing inefficiencies, particularly in the Americas as well as increased depreciation in Asia. As a result, our overhead component as a percentage of net sales increased to 22.6% from 21.8%. These amounts were partially offset by the lower overall cost for the raw materials of resin and fibers, especially polypropylene resin, as well as a decrease in our labor component of cost of goods sold which reflects the positive benefits of our cost reduction initiatives implemented during 2012. Combined, they reduced cost of goods sold by $10.0 million. As a percentage of net sales, the raw material component of cost of goods sold increased to 54.8% from 54.5% and the labor component of cost of goods sold decreased to 6.0% from 6.5%. Overall, lower net spreads and lower volumes more than offset improved manufacturing efficiencies. As a result, gross profit as a percentage of net sales for the nine months ended September 28, 2013 decreased to 16.7% from 17.2% for the nine months ended September 29, 2012.
Operating Income
Operating income for the nine months ended September 28, 2013 was $24.7 million, a $12.4 million decrease compared with the nine months ended September 29, 2012. A reconciliation presenting the components of the period change by each of our operating divisions is as follows:

	Nonwovens
In millions	Americas	Europe	Asia	Total	Oriented Polymers	Corporate/ Other	Total
Beginning of period	$51.3	$9.4	$13.2	$73.9	$3.8	$(40.6)	$37.1
Changes due to:
Volume	(4.6)	(1.0)	4.4	(1.2)	(0.5)	—	(1.7)
Price/product mix	(8.7)	1.0	(2.7)	(10.4)	0.8	—	(9.6)
Raw material cost	2.5	0.7	0.7	3.9	(0.2)	—	3.7
Manufacturing costs	0.2	(1.1)	3.4	2.5	(1.3)	—	1.2
Currency translation	(0.4)	0.9	(1.0)	(0.5)	0.5	—	—
Depreciation and amortization	2.3	(1.0)	(3.7)	(2.4)	—	—	(2.4)
Special charges	—	—	—	—	—	2.3	2.3
All other	(0.5)	0.3	(0.6)	(0.8)	0.5	(5.6)	(5.9)
Sub-total	(9.2)	(0.2)	0.5	(8.9)	(0.2)	(3.3)	(12.4)
End of period	$42.1	$9.2	$13.7	$65.0	$3.6	$(43.9)	$24.7
The amounts for acquisition and integration expenses as well as special charges have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.
Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 28, 2013 were $107.2 million, a $4.8 million increase compared with the nine months ended September 29, 2012. As a result, selling, general and administrative expenses as a percentage of net sales increased to 12.4% for the nine months ended September 28, 2013 from 11.6% for the nine months ended September 29, 2012. The increase in selling, general and administrative expenses was primarily driven by costs of $4.2 million related to the announced retirement of our previous Chief Executive Officer and simultaneous appointment of our new Chief Executive Officer. In addition, we recorded $1.7 million of non-cash stock-based compensation expense. Combined, the $5.9 million of expenses had a 0.7 point impact on selling, general and administrative expenses as a percentage of net sales. Other factors that contributed to the increase included depreciation and amortization expense as well as third-party fees and expenses. In addition, shipping and handling costs increased as activity between regions increased with the ramp up of certain new products. However, these amounts were more than offset by the result of cost reduction initiatives implemented during 2012.
Special Charges, net
As part of our business strategy, we may incur costs related to corporate-level decisions or Board of Director actions. These actions are associated with initiatives attributable to restructuring and realignment of manufacturing operations and management structures as well as the pursuit of certain transaction opportunities when applicable. In addition, we evaluate our long-lived assets for impairment whenever events or changes in circumstances including the aforementioned, indicate that the carrying amounts may not be recoverable.
Special charges for the nine months ended September 28, 2013 were $10.6 million and consisted of the following components:

•	$6.2 million related to professional fees and other transaction costs associated with our proposed acquisition of Fiberweb

•	$2.2 million related to cost associated with our internal redesign and restructuring of global operations initiatives

•	$1.5 million related to separation and severance expenses associated with our plant realignment cost initiatives

•	$0.7 million related to other corporate initiatives
Special charges for the nine months ended September 29, 2012 were $12.9 million and consisted of the following components:

•	$8.9 million related to cost associated with our internal redesign and restructuring of global operations initiatives

•	$1.9 million related to separation and severance expenses associated with our plant realignment cost initiatives

•	$0.8 million related to separation and severance expenses associated with our IS support initiative

•	$0.5 million related to professional fees and other transaction costs associated with the Merger

•	$0.8 million related to other corporate initiatives
The amounts included in Special charges, net have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.
Other Operating, net
Other operating expense for the nine months ended September 28, 2013 was $2.0 million. Amounts associated with foreign currency losses on operating assets and liabilities totaled $2.2 million. These losses were partially offset by $0.2 million of other operating income. For the nine months ended September 29, 2012, other operating income totaled $0.7 million, primarily associated with foreign currency gains.
Other Income (Expense)
Interest expense for the nine months ended September 28, 2013 was $37.6 million, a $0.5 million decrease compared to the nine months ended September 29, 2012. Lower weighted-average interest rates on outstanding debt more than offset the increase in average outstanding debt levels, which included the credit facility entered into during the third quarter of 2012 associated with the new spunmelt line constructed in China. In addition, amounts associated with capitalized interest increased by $0.2 million.
Foreign currency and other, net was an expense of less than $0.1 million for the nine months ended September 28, 2013. Items impacting the results include $1.3 million associated with foreign currency losses on non-operating assets and liabilities as well as $1.1 million of other non-operating expenses, primarily associated with factoring fees. In addition, we incurred $0.5 million related to the release of a FIN 48 tax indemnification asset. However, these amounts were offset by the benefit related to a foreign exchange forward contract associated with our proposed acquisition of Fiberweb, which provided $2.9 million to the quarter. For the nine months ended September 29, 2012, foreign currency and other, net was an expense of $4.1 million, of which $2.6 million was primarily associated with foreign currency losses on non-operating assets and liabilities. Other expenses incurred included factoring fees and other non-operating expenses as well as $0.7 million related to the release of a FIN 48 tax indemnification asset.
Income Tax (Provision) Benefit
During the nine months ended September 28, 2013, we recognized income tax provision of $9.4 million on consolidated pre-tax book loss from continuing operations of $13.0 million. The combination of our income tax provision and our recorded loss from operations before income taxes resulted in a negative effective tax rate for the period. During the nine months ended September 29, 2012, we recognized an income tax provision of $5.9 million on consolidated pre-tax book loss from continuing operations of $5.1 million. Our income tax expense in 2013 and 2012 is different than such expense determined at the U.S. federal statutory rate due to losses in certain jurisdictions for which no income tax benefits are anticipated, foreign withholding taxes for which tax credits are not anticipated, changes in the amounts recorded for tax uncertainties, foreign taxes calculated at statutory rates different than the U.S. federal statutory rate, and the application of intraperiod tax allocation rules. In addition, we recognized a $2.9 million discrete tax item related to a tax amnesty program in Mexico during the nine months ended September 28, 2013.
Liquidity and Capital Resources
The following table contains several key indicators to measure our financial condition and liquidity:

In millions	September 28, 2013	December 29, 2012
Balance Sheet Data:
Cash and cash equivalents	$74.7	$97.9
Operating working capital (1)	40.2	29.6
Total assets	1,020.7	1,022.1
Total debt	612.4	599.7
Total shareholders’ equity	127.1	139.2
(1) Operating working capital represents account receivable plus inventory less accounts payable and accrued expenses
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. In doing so, we review and analyze our current cash on hand, the number of days our sales are outstanding, inventory turns, capital expenditure commitments and income tax rates. Our cash requirements primarily consist of the following:
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
On January 28, 2011, pursuant to an Agreement and Plan of Merger, dated as of October 4, 2010, we were acquired by affiliates of Blackstone along with certain members of the Company's management for an aggregate purchase price of $403.5 million. As a result, we are significantly leveraged. Accordingly, our liquidity requirements are significant, primarily due to our debt service requirements. Cash interest payments for the nine months ended September 28, 2013 were $46.5 million. We had $74.7 million of cash on hand and an additional $19.3 million of availability under our ABL Facility as of September 28, 2013, none of which was outstanding at the balance sheet date. The availability under our ABL Facility is determined in accordance with a borrowing base which can decline due to various factors.
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
At September 28, 2013, we had $74.7 million of cash and cash equivalents on hand, of which $61.2 million was held by our subsidiaries outside of the U.S., the majority of which was available for repatriation through various intercompany arrangements. In addition, our U.S. legal entities in the past have also borrowed cash, on a temporary basis, from our foreign subsidiaries to meet U.S. obligations via short-term intercompany loans. Our U.S. legal entities may in the future borrow from our foreign subsidiaries.
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
Cash Flows
The following table sets forth the major categories of cash flows:

In millions	Nine Months Ended September 28, 2013	Nine Months Ended September 29, 2012
Cash Flow Data:
Net cash provided by (used in) operating activities	$4.1	$55.6
Net cash provided by (used in) investing activities	(40.0)	(38.7)
Net cash provided by (used in) financing activities	12.4	5.8
Total	$(23.5)	$22.7
Operating Activities
Net cash provided by operating activities for the nine months ended September 28, 2013 was $4.1 million, of which net income provided $29.1 million after adjusting for non-cash transactions and working capital requirements used $17.4 million. The primary driver of the working capital outflow related to a $12.5 million increase in accounts receivable, which resulted from our passing through higher raw material costs associated with index-based selling agreements and market-based pricing trends. At September 28, 2013, days sales outstanding was 45 days compared with 44 days at year-end. In addition, inventory increased $7.5 million, primarily a result of the higher overall purchase price of raw materials. Inventory on hand was 39 days compared with 38 days at year-end. A portion of the increase to these two components was due to the installation and ramp up of our Asia hygiene manufacturing line in May 2013. Other current assets increased $5.6 million primarily due to the timing of prepaid items as well as higher amounts due from our factoring agents. These amounts were partially offset by an increase in accounts payable and accruals, which provided $8.2 million. Trade accounts payable were impacted by the timing of supplier payments and higher raw material costs. Accrued expenses were impacted by the timing of vendor payments, partially offset by cash payments for our restructuring programs. Accounts payable days was 78 days at September 28, 2013 compared with 79 days at year-end. We continue to focus on working capital management. However, increases in accounts receivable and inventory reflect the impact of higher raw material prices and their associated lag on selling prices.
Net cash provided by operating activities for the nine months ended September 29, 2012 was $55.6 million, of which net income provided $39.0 million after adjusting for non-cash transactions and $16.6 million was generated by changes in working capital. The primary driver of the working capital inflow related to a $9.1 million decrease in accounts receivable during the period, a result of lower overall selling prices and an increase in amounts sold through factoring agreements. Days sales outstanding were 41 days at September 29, 2012 compared with 44 days at year-end. In addition, inventory decreased $5.0 million, primarily due to the lower overall purchase price of raw materials, which reduced inventory days on hand to 38 days compared with 39 days at year-end. Accounts payable and accrued liabilities provided $4.6 million due to the timing of vendor payments other general accruals. As a result, accounts payable days were 72 days at September 29, 2012 compared with 71 days at year-end. Other current assets increased $3.6 million primarily due to the timing of prepaid items as well as the timing of payments from our factoring agents.
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
Investing Activities
Net cash used in investing activities for the nine months ended September 28, 2013 was $40.0 million. The main driver of the outflow related to $35.5 million of total property, plant and equipment expenditures, primarily associated with our manufacturing expansion project in China. Other items included in our capital expenditures relates to machinery and equipment upgrades that extend the useful life and/or increased the functionality of the asset. In addition, we acquired $4.5 million of intangible assets, primarily related to the purchase of land-use rights in connection with the plan to relocate our Nanhai, China manufacturing facilities.
Net cash used in investing activities for the nine months ended September 29, 2012 was $38.7 million. The main driver of the outflow related to $40.1 million of total property, plant and equipment expenditures, primarily associated with our manufacturing expansion project in China. Other items included in our capital expenditures relate to machinery and equipment upgrades that extend the useful life and/or increased the functionality of the asset. These amounts were partially offset by $1.7 million of proceeds recognized in the first quarter of 2012 associated with the sale of a former manufacturing facility in North Little Rock, Arkansas.
Financing Activities
Net cash provided by financing activities for the nine months ended September 28, 2013 was $12.4 million. Proceeds from borrowings totaled $20.4 million, of which $13.9 million related to a credit facility funding our manufacturing expansion project in China. Proceeds of $3.5 million related to a new credit facility in Argentina used to fund the upgrade of one of our manufacturing lines. Other proceeds were related to short-term facilities. These amounts were partially offset by repayments of $7.7 million.
Net cash provided by financing activities for the nine months ended September 29, 2012 was $5.8 million. Proceeds from borrowings totaled $15.9 million, of which $11.0 million related to a credit facility funding our manufacturing expansion project in China. Other proceeds related to short-term credit facilities used to finance working capital requirements at our subsidiary in Argentina. In addition, we utilize short-term credit facilities to finance insurance premium payments. These amounts were more than offset by repayments of $10.1 million, of which $6.9 million related to short-term borrowing.
Indebtedness
The following table summarizes our outstanding debt at September 28, 2013:

In thousands	Currency	Matures	Interest Rate	Outstanding Balance
Senior Secured Notes	USD	2019	7.75%	$560,000
ABL Facility	USD	2016	—	—
Bridge Facility	GBP	2014	—	—
Argentina credit facilities:
Argentina Credit Facility — Nacion	USD	2016	3.16%	9,175
Argentina Credit Facility — Galicia	ARS	2016	15.25%	3,454
China credit facilities:
China Credit Facility — Healthcare	USD	2013	5.43%	13,481
China Credit Facility — Hygiene	USD	2015	5.48%	24,920
Capital lease obligations	Various	2013 - 2015	Various	1,142
Total debt				612,172
Less: Current maturities	Various	2013	Various	(19,683)
Total long-term debt				$592,489

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
On October 5, 2012, we entered into an amended and restated ABL Facility. The amended and restated facility extended the maturity date to October 5, 2016 as well as made certain pricing and other changes to the original agreement. We maintain the option to request that the ABL Facility be increased by an amount not to exceed $20.0 million, subject to certain rights of the administrative agent, swing line lender and issuing banks with respect to the lenders providing commitments for such increase. As of September 28, 2013, we had no outstanding borrowings under the ABL Facility. Borrowing base availability was $30.3 million, however, outstanding letters of credit in the aggregate amount of $11.0 million left $19.3 million available for additional borrowings. The aforementioned letters of credit were primarily provided to certain administrative service providers and financial institutions. None of these letters of credit had been drawn on as of September 28, 2013.
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
Bridge Facility
On September 17, 2013, we entered into a Bridge Facility with a 365-day term. The Bridge Facility provides for a commitment by the lenders to make secured bridge loans in an aggregate amount not to exceed $318.0 million, the proceeds of which will primarily be used to fund the proposed acquisition of Fiberweb anticipated to be completed during the fourth quarter of 2013.
Borrowings will bear interest at a rate equal to the Eurodollar rate plus an applicable margin of 6.00% for the initial three-month period following the date of borrowing, increasing by 0.50% after each subsequent three-month period, subject to a specified maximum rate. Amounts outstanding will be senior secured obligations of ours and unconditionally guaranteed, jointly and severally on a senior secured basis, by Holdings and Polymer’s 100% owned domestic subsidiaries. As of September 28, 2013, no amounts have been drawn down under the Bridge Facility.
The agreement governing the Bridge Facility, among other restrictions, limits our ability and the ability of our restricted subsidiaries to: (i) incur or guarantee additional debt or issue disqualified stock or preferred stock; (ii) pay dividends and make other distributions on, or redeem or repurchase, capital stock; (iii) make certain investments; (iv) repurchase stock; (v) incur certain liens; (vi) enter into transactions with affiliates; (vii) merge or consolidate; (viii) enter into agreements that restrict the ability of subsidiaries to make dividends or other payments to Polymer; (ix) designate restricted subsidiaries as unrestricted subsidiaries; and (x) transfer or sell assets. In addition, the Bridge Facility contains certain customary representations and warranties, affirmative covenants and events of default.
Argentina Credit Facility - Nacion
In January 2007, our subsidiary in Argentina entered into an arrangement with banking institutions in Argentina in order to finance the installation of a new spunmelt line at its facility located near Buenos Aires, Argentina. The maximum borrowings available under the facility, excluding any interest added to principal, were 33.5 million Argentine pesos with respect to an Argentine peso-denominated loan and $26.5 million with respect to a U.S. dollar-denominated loan. The loans are secured by pledges covering (i) the subsidiary's existing equipment lines; (ii) the outstanding stock of the subsidiary; and (iii) the new machinery and equipment being purchased, as well as a trust assignment agreement related to a portion of receivables due from certain major customers of the subsidiary.
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
In connection with the Merger, we repaid and terminated the Argentine peso-denominated loans. In addition, the U.S. dollar-denominated loan was adjusted to reflect its fair value as of the date of the Merger. As a result, we recorded a contra-liability in Long-term debt and will amortize the balance over the remaining life of the facility. At September 28, 2013, the face amount of the outstanding indebtedness under the U.S. dollar-denominated loan was $9.5 million, with a carrying amount of $9.2 million and a weighted average interest rate of 3.16%.
Argentina Credit Facility - Galicia
On September 27, 2013, our subsidiary in Argentina entered into an arrangement with a banking institution in Argentina in order to partially finance the upgrade of a manufacturing line at its facility located near Buenos Aires, Argentina. The maximum borrowings available under the facility, excluding any interest added to principal, is 20.0 million Argentine pesos (approximately $3.5 million). The three-year term of the agreement began with the date of the first draw down on the facility, which occurred in the third quarter of 2013, with payments required in twenty-five equal monthly installments beginning after one year. Borrowings will bear interest at 15.25%. As of September 28, 2013, the outstanding balance under the facility was $3.5 million. The remainder of the upgrade is expected to be financed by existing cash balances and cash generated from operations.
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
The maximum borrowings available under the facility, excluding any interest added to principal, were $20.0 million. We repaid $4.0 million of the principle balance in the fourth quarter of 2012. As a result, the outstanding balance under the Healthcare Facility was $16.0 million at December 29, 2012, with a weighted average interest rate of 5.44%. As of September 28, 2013, the outstanding balance under the Healthcare Facility was $13.5 million with a weighted-average interest rate of 5.39%. The outstanding balance is scheduled to be repaid during 2013 using a combination of existing cash balances and cash generated from operations.
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
The maximum borrowings available under the facility, excluding any interest added to principal, were $25.0 million. At December 29, 2012, the outstanding balance under the Hygiene Facility was $11.0 million with a weighted average interest rate of 5.51%. As of September 28, 2013, the outstanding balance under the Hygiene Facility was $24.9 million with a weighted-average interest rate of 5.48%. Our first payment on the outstanding principal is due in late 2013.
Other Subsidiary Indebtedness
We periodically enter into short-term credit facilities in order to finance various liquidity requirements. At September 28, 2013, outstanding amounts related to such facilities were $0.2 million, which are being used to finance insurance premium payments. The weighted average interest rate on these borrowings was 2.44%. At December 29, 2012, amounts outstanding under these facilities were $0.8 million at a weighted average interest rate of 2.46%. Borrowings are included in Short-term borrowings in the Consolidated Balance Sheets.
We also have documentary letters of credit not associated with the ABL Facility, Healthcare Facility or the Hygiene Facility. These letters of credit were primarily provided to certain raw material vendors and amounted to $6.5 million and $6.7 million at September 28, 2013 and December 29, 2012, respectively. None of these letters of credit have been drawn on.
Factoring Agreements
In the ordinary course of business, we may utilize accounts receivable factoring arrangements with third-party financial institutions in order to accelerate its cash collections from product sales. These arrangements involve the ownership transfer of eligible U.S. and non-U.S. trade accounts receivable, without recourse or discount, to a third party financial institution in exchange for cash. The maximum amount of outstanding advances at any one time is $20.0 million under the U.S.-based program and $53.8 million under the non-U.S. based programs. At September 28, 2013, the amount of trade accounts receivable sold to third-party financial institutions, and therefore excluded from our accounts receivable balance, was $52.2 million. Amounts due from the third-party financial institutions were $7.6 million at September 28, 2013. Factoring of our trade accounts receivable improves our cash conversion cycle. If we were to discontinue the use of these arrangements or if the amounts of receivables sold under these programs fluctuates significantly, we may experience short-term variability in our cash conversion cycle.
Reconciliation of Non-GAAP Financial Measures
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
The following table shows a reconciliation of Adjusted EBITDA from the most directly comparable GAAP measure, Net income (loss) in order to show the differences in these measures of operating performance:

In thousands	Three Months Ended September 28, 2013	Three Months Ended September 29, 2012	Nine Months Ended September 28, 2013	Nine Months Ended September 29, 2012
Net income (loss)	$(8,267)	$1,354	$(22,400)	$(11,005)
Interest expense, net	13,185	12,487	37,592	38,074
Income and franchise tax	4,431	2,661	9,680	6,149
Depreciation & amortization (a)	17,609	16,402	49,821	47,410
Purchase accounting adjustments (b)	—	190	—	706
Non-cash compensation (c)	519	202	3,456	621
Special charges, net (d)	7,093	1,732	10,647	12,904
Foreign currency and other non-operating, net (e)	(1,562)	765	2,192	3,343
Severance and relocation expenses (f)	885	200	4,127	1,377
Unusual or non-recurring charges, net	444	305	736	411
Business optimization expense (g)	99	137	224	843
Management, monitoring and advisory fees (h)	854	750	2,879	2,250
Adjusted EBITDA	$35,290	$37,185	$98,954	$103,083

(a)	Excludes amortization of loan acquisition costs that are included in interest expense.

(b)	Reflects fair market value adjustments as a result of purchase accounting associated with the Merger, primarily related to the step-up in inventory value.

(c)	Reflects non-cash compensation costs related to employee and director restricted stock, restricted stock units and stock options.

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
Management believes there have been no significant changes during the quarter ended September 28, 2013, to the items that we disclosed as our critical accounting policies and estimates in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 29, 2012.
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
The majority of our long-term financing consists of $560.0 million of 7.75% fixed-rate, Senior Secured Notes due 2019. However, the remaining portion of our indebtedness does have variable interest rates, for which we have not hedged the risks attributable to fluctuations in interest rates. Hypothetically, a 1% change in the interest rates affecting our outstanding variable interest rate subsidiary indebtedness, as of September 28, 2013, would change our interest expense by approximately $0.5 million.
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
On June 30, 2011, we entered into a series of foreign exchange forward contracts with a third-party financial institution used to minimize foreign exchange risk on certain future cash commitments related to a new spunmelt line under construction in China. The contracts allow us to purchase fixed amounts of Euros on specified future dates, coinciding with the payment amounts and dates of equipment purchase contracts. At September 28, 2013, the remaining notional amount of these contracts was $4.3 million.
On September 17, 2013, we entered into a foreign exchange forward contract with a third-party financial institution used to minimize foreign exchange risk on our potential future cash commitment related to the proposed acquisition of Fiberweb anticipated to be completed during the fourth quarter of 2013. The Bridge Loan Contract allows us to purchase a fixed amount of pounds sterling in the future at a specified U.S. Dollar rate. At September 28, 2013, the notional amount of this contract was £185 million.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the three months ended September 28, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
ITEM 4. MINE SAFETY DISCLOSURE
Not Applicable.

ITEM 5. OTHER INFORMATION
Iran Related Disclosure
Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities during the period covered by the report. Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also defined broadly by the SEC). We are not presently aware that we have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the three months ended September 28, 2013. Except as described below, we are not presently aware of any such reportable transactions or dealings by other such companies.
Blackstone informed us that Travelport Limited, a company that may be considered one of its affiliates, included a disclosure in its current report on Form 10-Q as required by Section 13(r) of the Exchange Act. We have no involvement in or control over the activities of this company, any of its respective predecessor companies or any of their subsidiaries, and we have not independently verified or participated in the preparation of any of their disclosures.
ITEM 6. EXHIBITS
(a) Exhibits
Exhibits required in connection with this Quarterly Report on Form 10-Q are listed below.

Exhibit No.	Description

10.1
Senior Secured Bridge Credit Agreement, dated as of September 17, 2013, among Polymer Group, Inc., Scorpio Acquisition Corporation, the lenders from time to time party thereto, Citicorp North America, Inc. as administrative agent, Barclays Bank plc as syndication agent and Citigroup Global Markets Inc. and Barclays Bank plc as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 17, 2013)

10.2
Guaranty, dated as of September 17, 2013 among Scorpio Acquisition Corporation, the subsidiaries of Scorpio Acquisition Corporation party thereto and Citicorp North America Inc., as administrative agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 17, 2013)

10.3
Amendment No. 1, dated as of October 22, 2013, among Polymer Group, Inc., Scorpio Acquisition Corporation, Citicorp North America, Inc., as administrative agent, and the lenders party thereto from time to time, to the Senior Secured Bridge Credit Agreement, dated as of September 17, 2013, among Polymer Group, Inc., Scorpio Acquisition Corporation, the lenders from time to time party thereto, Citicorp North America, Inc., as administrative agent, Barclays Bank PLC as syndication agent and Citigroup Global Markets Inc. and Barclays Bank PLC as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 25, 2013)

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Income (Loss); (iii) Consolidated Statements of Changes in Stockholders' Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date
/s/ J. Joel Hackney, Jr.
J. Joel Hackney, Jr.	President and Chief Executive Officer and Director (Principal Executive Officer)	November 5, 2013

/s/ Dennis E. Norman
Dennis E. Norman	Executive Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer)	November 5, 2013

/s/ James L. Anderson
James L. Anderson	Vice President & Chief Accounting Officer (Principal Accounting Officer)	November 5, 2013