Form 10-K
period 2013-12-28
POLYMER GROUP INC
filed 2014-03-28
CIK 927417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Number of common shares outstanding at March 24, 2014: 1,000. There is no public trading of the registrant's shares.

POLYMER GROUP, INC.
FORM 10-K
For the Fiscal Year Ended December 28, 2013
INDEX

Page
CAUTIONARY STATEMENT FOR FORWARD LOOKING STATEMENTS	3
PART I
Item 1. Business	4
Item 1A. Risk Factors	11
Item 1B. Unresolved Staff Comments	17
Item 2. Properties	18
Item 3. Legal Proceedings	18
Item 4. Mine Safety Disclosures	19
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20
Item 6. Selected Financial Data	20
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	23
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	51
Item 8. Financial Statements and Supplementary Data	53
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	112
Item 9A. Controls and Procedures	112
Item 9B. Other Information	112
PART III
Item 10. Directors, Executive Officers and Corporate Governance	114
Item 11. Executive Compensation	118
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	137
Item 13. Certain Relationships and Related Transactions, and Director Independence	138
Item 14. Principal Accountant Fees and Services	140
PART IV
Item 15. Exhibits and Financial Statement Schedules	141
Signatures	147
Supplemental Information to be Furnished With Report Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act	148

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
ITEM 1. BUSINESS
Our Company
We are a leading global, technology-driven developer, producer and marketer of engineered materials, primarily focused on the production of nonwoven products. Nonwovens are a high-performance and low-cost fabric-like alternative to traditional textiles, paper and other materials. They can be made with specific value-added characteristics including absorbency, tensile strength, softness and barrier properties, among others. Our nonwoven products are critical components used in consumer and industrial products for use in a wide array of applications. Primary applications in each of our target markets are as follows:

•	Hygiene:	Baby diapers, feminine hygiene products and adult incontinence products

•	Healthcare:	Single-use surgical gowns and drapes, hospital apparel and infection control supplies

•	Wipes:	Household, personal care and commercial cleaning wipes, dryer sheets

•	Building and Geosynthetics:	House wrap, construction, roofing, geosynthetic fabrics, road underlayment, liners, and railroad materials

•	Technical Specialties:	Filtration, cable wrap, agriculture, forestry/horticulture, landscape, composites, industrial packaging, technical nonwovens and other specialty areas

Over the past five years, we have undertaken a series of capital expansions and business acquisitions that have broadened our technology base, increased our product lines and expanded our global presence. As a result of the 2013 acquisition of Fiberweb plc ("Fiberweb"), one of the largest manufacturers of specialty technical materials, we have solidified our position as the largest manufacturer of nonwovens in the world with a total of 21 manufacturing and converting facilities located in 13 countries on 4 continents. Our facilities are strategically located near many of our key customers in order to increase our effectiveness in addressing local and regional demand. We work closely with our customers, which include well-established multinational and regional consumer and industrial product manufacturers, to provide engineered solutions to meet increasing demand for more sophisticated products. Our global reach coupled with our broad range of applications bolsters our ability to partner with customers to make the world safer, cleaner and healthier.
On April 10, 2012, our Board of Directors approved an internal redesign and restructuring of our global operations for the purposes of realigning and repositioning our businesses to consolidate the benefits of our global footprint, align resources and capabilities with future growth opportunities and provide for a more efficient structure to serve existing markets. The major component of the organizational change involved combining the strength of the Company's existing U.S. and Latin American footprint to create a consolidated Americas region that contains greater efficiencies to serve broader markets. In addition, we plan to gain further efficiencies through a focused and standardized approach to world-class operational excellence across the supply chain. The final component includes the heightening focus of concentrated resources around the Company's global markets, with a consolidated strategic approach to each of its geographic and scalable innovation capabilities. As a result, we realigned our external reporting structure to more closely reflect our corporate and business strategies.
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
Our Industry
We compete primarily in the global nonwovens market, which is estimated to be approximately $30 billion globally in 2013. Nonwovens are broadly defined as engineered sheet or web structures, made from polymers and or natural fibers that are bonded together by entangling fiber or filaments mechanically, thermally or chemically. They are flat sheets that are made directly from separate fibers or from molten plastic or plastic film. By definition, they are not made by weaving or knitting and do not require converting the fibers to yarn.
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
Nonwoven fabrics provide specific product attributes that differentiate them from alternative materials. These attributes include absorbency, liquid repellence, resilience, stretch, softness, strength, flame retardancy, washability, cushioning, filtering, bacterial barrier and sterility. They are used in a wide range of consumer and industrial applications and are categorized as either disposable or durable. We believe spunmelt technology is the fastest-growing manufacturing technology for disposable applications, due to its ability to cost-effectively provide nonwovens with product characteristics including barrier properties, strength, softness and other attributes for disposable applications. It uses large, high-volume equipment to manufacture large rolls of nonwoven fabrics. We use both spunmelt and other manufacturing technologies, but have invested significant capital over the last five years to construct several new spunmelt lines and to restructure several legacy operations.
The global nonwovens market has historically experienced stable growth and favorable pricing dynamics. However, since late 2010, several of our competitors, primarily in the hygiene markets, installed or announced an intent to install, capacity in excess of what we believe to be current market demand in the regions that we conduct business. As additional nonwovens manufacturing capacity entered into commercial production, in excess of market demand, the short-term to mid-term excess supply created unfavorable market dynamics, resulting in a downward pressure on selling prices.
As a result, we have undertaken a series of actions to expand our global capabilities as well as focus on economic leadership. We believe these initiatives will help drive performance in our businesses, improve our overall cost structure and drive value for our stakeholders. The acquisition of Fiberweb further promotes our global capabilities with a differentiated product offering, but also increases our technological diversity with entry into an even broader array of products and applications, both of which reduces our exposure to any one region or manufacturing facility.
Going forward, we believe the global nonwovens market will continue to be driven by:

•	Increases in global demand for disposable products driven by the increase in sanitary standards;

•	Increases in performance standards such as barrier properties, strength, softness and other attributes;

•	Global economic development coupled with the development of new nonwoven applications and technologies; and

•	Shifts to materials and technology that deliver a lower total cost of use.
We believe we have one of the broadest and most advanced technology portfolios in the industry. Our current global footprint, coupled with our access to capital, enables us to continue to realize cost synergies and greater growth from our core operations. In addition, we are investing in technology and new initiatives which will help fuel our future growth. As a result, we believe we are well positioned to remain competitive within our markets as well as leverage our solid foundation across the company to drive future growth.
Our Strategy
Our mission is to provide superior products and services which enable our customers to create a healthier, safer and cleaner world by leveraging our diverse portfolio of assets, technologies and intellectual property to engineer customized solutions for our key customers. We are focused on supplying consistent quality standards from our global footprint, supported by local sales and technical service. We believe that the improved diversity associated with the acquisition of Fiberweb will provide a foundation for enhanced access to clients in highly specialized, niche end markets as well as provide complementary solutions and new technologies to address our customer's desire for innovation and customized solutions. To accomplish our mission and drive continued success, we are focused on the following:

•
Achieve Economic Leadership and Operational Excellence - We will operate our facilities with a focus on manufacturing excellence, reliability, performance, yield, product quality and consistency in an effort to maximize our value delivered to customers and enhance customer satisfaction. We intend to leverage our global platform and look for opportunities to improve our supply chain management, while offering solutions to customers to reduce their costs and streamline their operations.

•
Grow in New Markets - We intend to leverage our capabilities to strategically redirect resources to systematically pursue growth opportunities in new business that share one or more key characteristics with our core business: customers, distribution channels, products, technologies and value chain. Additional focus directed on higher value niche applications with greater product differentiation, stable pricing, higher margins and lower capital intensity to drive gains in market share.

•
Win in Emerging Markets - We intend to establish stronger positions in emerging markets through partnerships with new customers as well as expand and accelerate growth with existing accounts where we are viewed as a strategic supplier.

•	Develop and Attract Top Talent - We strive to build the best talent in the industry, and work as a team to make a positive impact to the organization, our customers and suppliers, and the community.
Our Segments
We manage our business primarily on a geographic basis. Accordingly, we determined our reportable operating segments to be the Americas, Europe, Asia and Oriented Polymers, which are generally based on the nature and location of our customers. The ability to provide consistent high-quality products across a variety of geographies is a strong competitive advantage in serving global customers. In addition, our geographic reach reduces exposure to any one region or manufacturing facility. The acquisition of Fiberweb will broaden the scope of our customer base to afford us with access to customers operating in highly specialized niche end markets. It will also provide us with entry into an even broader array of applications, further diversifying the business and reducing exposure to volatility in any one application. Together, these elements will lead to a stronger, better positioned company with greater profitability, cash flow and customer satisfaction.
In April 2012, we repositioned the organization to consolidate the benefits of our global footprint, align resources and capabilities with future growth opportunities and provide for a more efficient structure to serve existing markets. As part of the change, the Company eliminated the Latin America Nonwovens segment and merged it with the U.S. Nonwoven segment to create the Americas Nonwoven segment. Further information regarding our reportable operating segments may be found in Part II, Item 7 of this 10-K under the subheading "Results of Operations" and in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements within Note 23, "Segment Information."
Nonwovens Segments
The Nonwovens Segments develop and sell products that are critical substrates and components used in various consumer and industrial products. Our key customers include global and regional manufacturers such as Procter & Gamble (diapers, feminine sanitary protection, household wipes), Kimberly-Clark (diapers, surgical drapes, face masks) and Cardinal Health (surgical drapes, medical accessories). Combined, these segments had total net sales of $1,149.8 million in fiscal 2013, of which, one customer represented more than 10% of our business.
Hygiene Applications
For hygiene applications, our substrates are critical components providing superior absorbency, barrier properties, strength, fit, and softness in baby diapers, feminine hygiene products, adult incontinence products, and training pants. Our broad product offering provides customers with a full range of these specialized and highly engineered components, including top sheet, transfer layer, backsheet fabric, leg cuff fabric, sanitary protective facings, and absorbent pads for incontinence guard, panty shield, and absorbent core applications. We frequently partner with select, industry-leading manufacturers to jointly develop innovative products to meet changing consumer demands. We believe we are differentiated by our ability to serve global manufacturers while providing substrate consistency across geographical regions.
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
Wipes Applications
We produce nonwoven products for consumer wipes applications, which include personal care and facial wipes, baby wipes, household cleaning wipes as well as nonwovens used as substrates for dryer sheets. We also directly market a line of packaged wipes under our Chix brand to industrial, foodservice, and janitorial customers. Wipes producers rely on nonwovens to provide enhanced characteristics such as superior absorbency, strength, durability and softness, which enable product performance to meet customer demands. Other key features include abrasiveness and liquid dispensability.
Building & Geosysthetics Applications
Our nonwovens serve a diverse collection of industrial applications used in the building and construction markets. Primary characteristics of these materials include, fire-resistance and barrier protection, insulation and durability. The acquisition of Fiberweb provided complimentary building and construction products with meaningful brand equity as well as the addition of their Geosynthetics segment. Products in this business include various specialty materials used to improve the environmental impact of civil engineering and construction, which deepened and broadened our product base.
Technical Specialties Applications
Nonwovens can be engineered to serve a large range of characteristics that meet stringent, diverse performance demands. As a result, our nonwovens serve a diverse collection of specialty industrial end product applications which include the filtration, home furnishings, agriculture, cable wrap, composites and industrial packaging markets. Primary characteristics of these materials include durability, efficiency, barrier protection and insulation. We focus on applications where our technological capabilities enable us to effectively serve customers who place significant value on highly engineered, high performance and tailored materials. The acquisition of Fiberweb increased our presence and capabilities to serve theses applications in the filtration and other specialty applications.
Oriented Polymers Segment
The Oriented Polymers segment utilizes extruded polyolefin processes and woven technologies to produce a wide array of products for industrial packaging, building and agriculture applications. Previously, this segment included the assets of Difco Performance Fibers, Inc ("Difco"), our former woven protective apparel business and the assets of FabPro Oriented Polymers, LLC ("FabPro"), our concrete fiber, agricultural twine and netting business. This segment had total net sales of $65.1 million in fiscal 2013.
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
Providência Acquisition
On January 27, 2014, we announced that PGI Polímeros do Brazil, a Brazilian corporation and wholly-owned subsidiary of the Company ("PGI Acquisition Company."), entered into a Stock Purchase Agreement with Companhia Providência Indústria e Comércio, a Brazilian corporation ("Providência") and certain shareholders named therein. Pursuant to the terms and subject to the conditions of the Stock Purchase Agreement, PGI Acquisition Company will acquire a 71% controlling interest in Providência (the “Potential Acquisition”). Following the closing of the Potential Acquisition, pursuant to Brazilian Corporation Law and Providência’s Bylaws, PGI Acquisition Company will be required to launch a tender offer on substantially the same terms and conditions of the Stock Purchase Agreement to acquire the remaining outstanding capital stock of Providência from the minority shareholders (the “Mandatory Tender Offer”). We expect to fund the Potential Acquisition and the Mandatory Tender Offer with new secured and/or unsecured debt. We have obtained approximately $570.0 million of financing commitments from lenders in connection with the Potential Acquisition. Completion of the transaction is subject to customary closing conditions, including approval of the Potential Acquisition by antitrust authorities. Providência is a leading manufacturer of nonwovens primarily used in hygiene applications as well as industrial and healthcare applications. Based in Brazil, Providência has four locations, including one in the United States.
Fiberweb Acquisition

On September 17, 2013, PGI Acquisition Limited, a wholly-owned subsidiary of the Company, entered into an agreement with Fiberweb containing the terms of a cash offer to purchase 100% of the issued and to be issued ordinary share capital of Fiberweb at a cash price of £1.02 per share (the "Acquisition"). Under the terms of the agreement, Fiberweb would become a wholly-owned subsidiary of the Company. The offer was effected by a court sanctioned scheme of arrangement of Fiberweb under Part 26 of the UK Companies Act 2006 and consummated on November 15, 2013 (the "Acquisition Date"). The aggregate purchase price was valued at $287.8 million and funded on November 27, 2013 with the proceeds of borrowings under a $268.0 million Senior Secured Bridge Credit Agreement and a $50.0 million Senior Unsecured Bridge Credit Agreement (together, the "Bridge Facilities"). The Bridge Facilities were subsequently refinanced, along with transaction expenses, with the proceeds from a $295.0 million Senior Secured Credit Agreement (the "Term Loans") and a $30.7 million equity investment from Blackstone. Fiberweb is one of the largest global manufacturers of specialized technical fabrics with eight production sites in six countries. The Acquisition will provide us with an entrance into attractive niche industrial applications such as filtration, dryer sheets and house wrap, which have a higher degree of specialization and a higher value contribution of nonwoven inputs to end products.
Expansion Initiatives
In order to address the growing demand for hygiene and healthcare products, we have completed four capacity expansions since 2009. In addition, we recently commenced the upgrade of a manufacturing line at our facility located near Buenos Aires, Argentina and announced the strategic investment to upgrade machinery and expand our manufacturing facility in Waynesboro, Virginia, both of which are expected to be completed by the end of 2014. A description of our completed capacity expansion initiatives are as follows:

•
In the second quarter of 2013, our spunmelt hygiene line in Suzhou, China commenced commercial production. The plant expansion increased capacity to meet demand for nonwoven materials in hygiene applications in China.

•
In the third quarter of 2011, our spunmelt line in Waynesboro, Virginia commenced commercial production. The plant expansion increased capacity to meet demand for nonwoven materials in hygiene and healthcare applications in the U.S.

•
In the third quarter of 2011, our spunmelt healthcare line in Suzhou, China commenced commercial production. The plant expansion increased capacity to meet demand for nonwoven materials in healthcare applications in China.

•
In the second quarter of 2009, our spunmelt line in San Luis Potosi, Mexico commenced commercial production. The plant expansion increased capacity to meet demand for nonwoven materials in hygiene and healthcare applications in the U.S. and Mexico.

Our expansion projects are funded using a combination of existing cash balances, internal cash flows and financing arrangements with third-party financial institutions. We intend to continue to expand in markets we believe have attractive supply and demand characteristics as well as maintain and upgrade manufacturing lines to improve our global competitive position.
Optimization Initiatives to Achieve Economic Leadership
We actively and continuously pursue initiatives to prolong the useful life of our assets through product and process innovation. In some instances, we have determined that our fixed cost structure would be enhanced through consolidation. While investing in several new manufacturing lines in high-growth regions, we have simultaneously undertaken a number of initiatives to rationalize low-margin legacy operations and relocate certain assets to improve our cost structure. These initiatives are intended to result in lower working capital levels and improve operating performance and profitability. Our strategy with respect to past consolidation efforts in the U.S. and Europe was focused on the elimination of costs associated with underutilized legacy capacity, and we believe our current footprint reflects an appropriate and sustainable asset base.
Other Acquisitions and Divestitures
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
Competition
Our products are sold in highly competitive markets throughout the world. Due to the diversity of the products we sell and the variety of markets we serve, we encounter a wide variety of regional and global competitors that vary by product line. They include well-established regional competitors, competitors who are more specialized than we are in particular markets, as well as larger companies or divisions of larger companies with substantial sales, marketing, research, and financial capabilities. Generally, the principal methods of competition in these markets relate to product innovation and performance, product quality, service, distribution and cost. In addition, technical support is highly valued by the largest customers.
The primary competitors in our nonwoven product applications include Ahlstrom Corporation, Avgol Industries Ltd., Companhia Providência Indústria e Comércio, E.I. du Pont de Nemours & Co., First Quality Enterprises, Inc., Fitesa, Toray Saehan, Inc. and Mitsui Chemicals, Inc., among others. Our primary competitor in the oriented polymers segment is Intertape Polymer Group Inc. Recently, we have been facing increased competition in a number of our served areas as several competitors have announced the intent to install or installed additional capacity into the market.
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
Inventory and Backlogs
At December 28, 2013 and December 29, 2012, our inventory balance was $156.4 million and $95.0 million, respectively. As a result, our days of inventory on hand represented 41 days at December 28, 2013 and 38 days at December 29, 2012. Unfilled orders as of December 28, 2013 and December 29, 2012 amounted to approximately $145.2 million and $112.0 million, respectively. The level of unfilled orders is affected by many factors, including the timing of orders and the delivery time for the specific products. Consequently, we do not consider the amount of unfilled orders a meaningful indicator of future sales.
Patents and Trademarks
We consider our patents and trademarks to be important to our business and seek to protect our proprietary know-how in part through United States and foreign patent and trademark registrations. We have a total of over 1,100 pending and approved trademark and domain name registrations worldwide and over 800 pending and approved patents worldwide, and maintain certain trade secrets.
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
Seasonality
Historically, use and consumption of our products in most regions and markets do not fluctuate significantly due to seasonality. However, with the acquisition of Fiberweb, we expect to see increased exposure to seasonality in certain markets, such as the building and construction, agriculture and geosynthetics markets, as sales volumes correspond to the applicable building or growing season as the case may be.
Employees
As of December 28, 2013, the Company had approximately 4,000 employees worldwide. Of this total, approximately 40% of these employees are represented by labor unions or trade councils that have entered into separate collective bargaining agreements with the Company. All of these collective bargaining agreements will expire within one year. We believe our employee relations are satisfactory.
Iran Related Disclosure
Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities during the period covered by the report. Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also defined broadly by the SEC). We are not presently aware that we have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the year ended December 28, 2013. Except as described below, we are not presently aware of any such reportable transactions or dealings by other such companies.
Blackstone informed us that Travelport Limited, a company that may be considered one of its affiliates, included a disclosure in its annual report on Form 10-K as filed with the SEC on March 10, 2014 as required by Section 13(r) of the Exchange Act. We have no involvement in or control over the activities of Travelport Limited, any of their respective predecessor companies or any of their subsidiaries, and we have not independently verified or participated in the preparation of any of their disclosures.
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
A significant amount of our products are sold to large volume customers. We have one major customer that accounts for over 10% of our business and our 20 largest customers represented approximately 60% of our sales in 2013. As a result, a decrease in business from, or the loss of any large volume customers, could materially reduce our product sales, lower our profits and impair our financial condition.
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
As of December 28, 2013, approximately 40% of our employees were represented by labor unions or trade councils and worked under collective bargaining agreements, all of which expire within one year. We may not be able to maintain constructive relationships with these labor unions or trade councils. We may not be able to successfully negotiate new collective bargaining agreements on satisfactory terms in the future. The loss of a substantial number of these employees or a prolonged labor dispute could disrupt our business. Any such disruption could reduce our revenues, increase our costs and result in significant losses.
The success of our business depends, in part, on achieving our objectives for strategic acquisitions and dispositions.

We may pursue acquisitions or joint ventures as part of our long-term business strategy. In pursuing these transactions, we may encounter significant challenges and risks including that the transaction does not advance our business strategy, that we do not realize a satisfactory return on the investment made, that we increase our debt levels beyond what the acquired business can support, or that we experience difficulty in completing such transactions or in the integration of new operations, employees, business systems, and technology, or diversion of management’s attention from our other businesses. These factors could adversely affect our operating results or financial condition.
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
Our manufacturing facilities in the United States accounted for approximately 31% of net sales for 2013, with facilities in Europe, Latin America, Canada and Asia accounting for approximately 69% of net sales for the same period. As part of our growth strategy, we may expand operations in foreign countries where we have an existing presence or enter new foreign markets. Our foreign operations are, and any future foreign operations will be, subject to certain risks that are unique to doing business in foreign countries. These risks include fluctuations in foreign currency exchange rates, inflation, economic or political instability, shipping delays in both our products and receiving delays of raw materials, changes in applicable laws, including assessments of income and non-income related taxes, reduced protection of intellectual property and regulatory policies and various trade restrictions including potential changes to export taxes or countervailing and anti-dumping duties for exported products from these countries. Any of these risks could have a negative impact on our ability to deliver products to customers on a competitive and timely basis. This could reduce or impair our net sales, profits, cash flows and financial position. We have not historically hedged our exposure to foreign currency risk except for risk associated with certain capital spending projects.
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
Our success depends, in part, on our ability to protect our technologies and products against competitive pressure and to defend our intellectual property rights. If we fail to adequately protect our intellectual property rights, competitors may manufacture and market similar products, which could adversely affect our market share and results of operations. We consider our patents and trademarks, in the aggregate, to be important to our business and seek to protect our proprietary know-how in part through United States and foreign patent and trademark registrations. We have a total of over 1,100 pending and approved trademark and domain name registrations worldwide and over 800 pending and approved patents worldwide, and maintain certain trade secrets. We may not receive patents for all our pending patent applications, and existing or future patents or licenses may not provide competitive advantages for our products. Our competitors may challenge, invalidate or avoid the application of any existing or future patents, trademarks, or other intellectual property rights that we receive or license. In addition, patent rights may not prevent our competitors from developing, using or selling products that are similar or functionally equivalent to our products. The loss of protection for our intellectual property could reduce the market value of our products, reduce product sales, lower our profits, and impair our financial condition.
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
We have designed and have implemented extensive remediation programs to address these internal control deficiencies and material weaknesses and to strengthen our internal controls over financial reporting. Management believes that our remediation efforts have been effective with respect to our internal control over financial reporting associated with tax accounting and intercompany reconciliations and that the previous material weaknesses in our internal controls have been remediated. Management concluded that our internal controls over financial reporting are both designed and operating effectively as of December 28, 2013.

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
Blackstone owns substantially all of the equity interests in us and may have conflicts of interest with us or the holders of the Senior Secured Notes in the future.
As a result of the Merger, Blackstone owns a substantial majority of our capital stock, and Blackstone's designees hold a majority of the seats on our board of directors. As a result, Blackstone will have control over our decisions to enter into any corporate transaction and will have the ability to prevent any transaction that requires the approval of stockholders regardless of whether holders of our Senior Secured Notes believe that any such transactions are in their own best interests.
For example, affiliates of Blackstone could collectively cause us to make acquisitions that increase the amount of our indebtedness or to sell assets, or could cause us to issue additional capital stock or declare dividends. So long as Blackstone continues to indirectly own a significant amount of the outstanding shares of our common stock, affiliates of Blackstone will continue to be able to strongly influence or effectively control our decisions. The indenture governing the Senior Secured Notes and the credit agreement governing our senior secured asset-based revolving credit facility (the "ABL Facility") will permit us to pay advisory and other fees, dividends and make other restricted payments to Blackstone under certain circumstances and Blackstone or its affiliates may have an interest in our doing so. In addition, Blackstone has no obligation to provide us with any additional debt or equity financing.
Blackstone is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us or that supply us with goods and services. Blackstone may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.
Risks Relating to Our Indebtedness
Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our indebtedness.
We have a substantial amount of debt, which requires significant interest and principal payments. As of December 28, 2013, our total debt was approximately $896.7 million. Our high level of debt could have important consequences, including the following:

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
We may be able to incur significant additional indebtedness in the future. Although the indenture governing the Senior Secured Notes and the credit agreements governing the ABL Facility and the Term Loans contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and additional indebtedness incurred in compliance with these restrictions could be substantial.
For example, there is no limit under the indenture governing the Senior Secured Notes or under the credit agreements governing the ABL Facility and the Term Loans on the amount of the indebtedness that Polymer Group and its subsidiaries that are guarantors of the Senior Secured Notes can incur if the Fixed Charge Coverage Ratio (as such term is defined in the indenture and the credit agreement governing the Term Loans), determined on a pro forma basis, is at least 2.00 to 1.00. In addition, the indenture and the credit agreements include a number of negotiated exceptions, or “baskets” allowing Polymer Group or any of its restricted subsidiaries to incur specified additional indebtedness. For example, both the indenture and the credit agreements include a basket providing for additional indebtedness up to the greater of $75 million and 5% of Total Assets (as such term is defined in the indenture and the credit agreements). The restrictions contained in the indenture and the credit agreements also will not prevent us from incurring obligations, such as trade payables, that do not constitute indebtedness as defined under our debt instruments. In addition, our ABL Facility provides for unused commitments of $37.5 million (subject to availability under a borrowing base and after giving effect to $11.0 million of outstanding letters of credit) as of December 28, 2013. Furthermore, we may increase our commitments under our ABL Facility without the consent of lenders under our ABL Facility other than those lenders, who, in their discretion, issue a commitment to provide all or a portion of such increase by up to an additional $75.0 million, subject to certain customary conditions, and available debt capacity under the indenture governing the Senior Secured Notes and the credit agreement governing the Term Loans. In addition, we expect to fund the potential acquisition of Providência and the Mandatory Tender Offer with new secured and/or unsecured debt. If we complete the acquisition of Providência, we expect to incur additional debt, and we have obtained $570.0 million of financing commitments from lenders. To the extent new debt is added to our currently anticipated debt levels, the substantial leverage risks described in the previous risk factor would increase.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.
Borrowings under our ABL Facility, the Term Loans and certain of our foreign indebtedness are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.
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

Moreover, in the event of a default, the holders of our indebtedness, including the Senior Secured Notes, the Term Loans and the ABL Facility, could elect to declare all the funds borrowed to be due and payable, together with accrued and unpaid interest. The lenders under our ABL Facility could also elect to terminate their commitments thereunder, cease making further loans, and institute foreclosure proceedings against their collateral, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to obtain waivers from the required lenders under our ABL Facility to avoid being in default. If we breach our covenants under our ABL Facility, we would be in default under our ABL Facility. The lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.
The indenture governing the Senior Secured Notes, the credit agreements governing our ABL Facility, the Term Loans and the Lease Agreements associated with two of our U.S. spunmelt lines (the "Lease Agreements") impose significant operating and financial restrictions on us, which may prevent us from capitalizing on business opportunities.
The indenture governing the Senior Secured Notes, the credit agreements governing our ABL Facility, the Term Loans and the Lease Agreements associated with the two of our U.S. spunmelt line impose significant operating and financial restrictions on us. These restrictions limit our ability to, among other things:

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
In addition, the restrictive covenants in our ABL Facility may require us to maintain a specified financial ratio and satisfy other financial condition tests, under certain conditions. Our ability to comply with those financial ratios and tests can be affected by factors beyond our control. As a result, we are limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants or could impact compliance with existing restrictive covenants.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None

ITEM 2. PROPERTIES
The Company and its subsidiaries operate several manufacturing plants and facilities, a majority of which are owned by us, with the remainder under long-term lease agreements. The Company believes that its facilities are generally well-maintained, in good condition and adequate for our current needs. A list of our principal manufacturing plants and facilities in addition to the principal functions performed at each respective location is as follows:

Principal Function
Location	Manufacturing	Warehousing	Research and Development	Sales and Marketing	Administration
Americas Nonwovens
Benson, North Carolina	X	X	X	—	—
Mooresville, North Carolina	X	X	X	—	—
Old Hickory, Tennessee	X	X	X	X	X
Waynesboro, Virginia	X	X	X	—	—
Buenos Aires, Argentina	X	X	X	X	X
Cali, Colombia	X	X	X	X	X
San Luis, Potosi, Mexico	X	X	X	X	X

Europe Nonwovens
Bailleul, France	X	X	X	X	X
Biesheim, France	X	X	X	X	X
Aschersleben, Germany	X	X	—	—	—
Berlin, Germany (Leased)	X	X	—	X	X
Terno d'Isola, Italy	X	X	—	X	X
Cuijk, the Netherlands	X	X	X	X	X
Tarragona, Spain	X	X	X	X	—
Aberdare, United Kingdom	X	X	—	—	—
Maldon, United Kingdom	X	X	X	X	X
Mundra, India	X	X	—	—	X

Asia Nonwovens
Nanhai, China	X	X	—	X	X
Suzhou, China	X	X	X	X	X

Oriented Polymers
Portland (Clackamas), Oregon	X	X	—	—	—
North Bay (Ontario), Canada	X	X	X	X	X

Global Headquarters
Charlotte, NC (Leased)	—	—	X	X	X
Capacity utilization during 2013 varied by geographic location and manufacturing capabilities. However, most of the facilities operated moderately below capacity.
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
We did not pay any dividends during fiscal years 2013, 2012 or 2011. We currently intend to retain future earnings, if any, to finance the further expansion and continued growth of our business. In addition, our indebtedness obligations limit certain restricted payments, which include dividends payable in cash, unless certain conditions are met. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Indebtedness”.
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
The following table sets forth both the Predecessor and Successor selected historical consolidated financial data for the periods indicated. Selected historical financial data for fiscal years 2009, 2010 and the one month ended January 28, 2011 is derived from the Predecessor's consolidated financial statements as of and for those periods. Selected historical financial data for the eleven months ended December 31, 2011, fiscal year 2012 and fiscal year 2013 is derived from the Successor's consolidated financial statements as of and for those periods. Fiscal year 2009 included the results of operations for a fifty-three week period. Other fiscal years presented below included fifty-two weeks.
On November 15, 2013, the acquisition of Fiberweb became effective pursuant to a court sanctioned scheme of arrangement under Part 26 of the UK Companies Act of 2006 whereby Fiberweb became a wholly-owned subsidiary of the Company. As a result, the results of operations of Fiberweb have been included in the Consolidated Balance Sheet at December 28, 2013 and the Consolidated Statement of Operations since November 15, 2013.
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

In thousands	Successor			Predecessor
	Fiscal Year Ended December 28, 2013	Fiscal Year Ended December 29, 2012	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011	Fiscal Year Ended
					January 1, 2011	January 2, 2010

Statement of Operations:
Net sales	$1,214,862	$1,155,163	$1,102,929	$84,606	$1,106,211	$850,605
Cost of goods sold	(1,018,456)	(957,917)	(932,523)	(68,531)	(896,319)	(667,255)
Gross profit	196,406	197,246	170,406	16,075	209,892	183,350
Selling, general and administrative expenses	(153,412)	(140,776)	(134,483)	(11,564)	(141,461)	(113,318)
Special charges, net	(33,188)	(19,592)	(41,345)	(20,824)	(17,993)	(20,763)
Acquisition and integration expenses	—	—	—	—	(1,742)	(1,789)
Other operating, net	(2,512)	287	(2,634)	564	815	4,736
Operating income (loss)	7,294	37,165	(8,056)	(15,749)	49,511	52,216
Other income (expense):
Interest expense	(55,974)	(50,414)	(46,409)	(1,922)	(31,728)	(26,712)
Gain on reacquisition of debt	—	—	—	—	—	2,431
Loss on extinguishment of debt	—	—	—	—	—	(5,088)
Foreign currency and other, net	(12,185)	(5,134)	(18,636)	(82)	(1,454)	(5,246)
Income (loss) before income taxes	(60,865)	(18,383)	(73,101)	(17,753)	16,329	17,601
Income tax (provision) benefit	22,593	(7,655)	3,272	(549)	(4,534)	(8,578)
Income (loss) from continuing operations	(38,272)	(26,038)	(69,829)	(18,302)	11,795	9,023
Discontinued operations, net	—	—	(6,283)	182	(765)	8,915
Net income (loss)	(38,272)	(26,038)	(76,112)	(18,120)	11,030	17,938
Less: Earnings attributable to noncontrolling interests	(34)	—	59	83	623	(2,137)
Net income (loss) attributable to Polymer Group, Inc.	$(38,238)	$(26,038)	$(76,171)	$(18,203)	$10,407	$20,075

Operating and other data:
Net cash provided by (used in) operating activities	$16,850	$75,471	$24,117	$(25,270)	$63,244	$99,009
Net cash provided by (used in) investing activities	(337,759)	(50,233)	(467,968)	(8,305)	(41,276)	(14,567)
Net cash provided by (used in) financing activities	308,190	(42)	445,110	31,442	(8,086)	(72,651)
Gross margin	16.2%	17.1%	15.5%	19.0%	19.0%	21.6%
Depreciation and amortization	76,488	66,706	57,290	3,535	46,353	50,370
Capital expenditures	54,642	51,625	68,428	8,405	45,183	43,477

In thousands	Successor			Predecessor
	December 28, 2013	December 29, 2012	December 31, 2011	January 28, 2011	January 1, 2011	January 2, 2010
Balance sheet data (at end of period):
Cash and cash equivalents	$86,064	$97,879	$72,742	$70,771	$72,355	$57,894
Operating working capital (a)	43,531	29,628	54,567	52,662	53,068	79,215
Total assets	1,438,905	1,022,069	1,060,578	819,259	731,977	699,911
Long-term debt, less current portion	880,399	579,399	587,853	359,525	328,170	322,021
Noncontrolling interests	843	—	—	—	8,916	8,038
Total Polymer Group, Inc. shareholders’ equity	145,591	139,202	187,297	148,187	134,336	116,357
Ratio of earnings to fixed charges (b)	—	—	—	—	1.5x	1.6x

(a)	Operating working capital is defined as accounts receivable plus inventories less trade accounts payable and accrued liabilities.

(b)
For purposes of determining the ratio of earnings to fixed charges, earnings are defined as pre-tax earnings from continuing operations plus fixed charges. Fixed charges include interest expense on all indebtedness, amortization of debt issuance fees and one-third of rental expense on operating leases representing that portion of rental expense deemed to be attributable to interest. Earnings for the Predecessor were insufficient to cover fixed charges for the one month ended January 28, 2011 by $17.9 million. For the Successor, earnings were insufficient to cover fixed charges for the eleven months ended December 31, 2011, the fiscal year ended December 29, 2012 and the fiscal year ended December 28, 2013 by $74.8 million, $20.0 million and $39.4 million, respectively.

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
Overview
We are a leading global, technology-driven developer, producer and marketer of engineered materials, focused primarily on the production of nonwoven products. Nonwovens are a high-performance and low-cost fabric-like alternative to traditional textiles, paper and other materials. They can be made with specific value-added characteristics including absorbency, tensile strength, softness and barrier properties, among others. Our nonwoven products are critical components used in consumer and industrial products for use in a wide array of applications. Primary applications in each of our target markets are as follows:

•	Hygiene: Baby diapers, feminine hygiene products and adult incontinence products

•	Healthcare: Single-use surgical gowns and drapes, hospital apparel and infection control supplies

•	Wipes: Household, personal care and commercial cleaning wipes, dryer sheets

•	Building and Geosynthetics: House wrap, construction, roofing, geosynthetic fabrics, road underlayment, liners, and railroad materials

•	Technical Specialties: Filtration, cable wrap, agriculture, forestry/horticulture, landscape, composites, industrial packaging, technical nonwovens and other specialty areas
Over the past five years, we have undertaken a series of capital expansions and business acquisitions that have broadened our technology base, increased our product lines and expanded our global presence. As a result of the 2013 acquisition of Fiberweb plc ("Fiberweb"), one of the largest manufacturers of specialty technical materials, we have solidified our position as the largest manufacturer of nonwovens in the world with a total of 21 manufacturing and converting facilities located in 13 countries on 4 continents. Our facilities are strategically located near many of our key customers in order to increase our effectiveness in addressing local and regional demand. We work closely with our customers, which include well-established multinational and regional consumer and industrial product manufacturers, to provide engineered solutions to meet increasing demand for more sophisticated products. Our global reach coupled with our broad range of applications bolsters our ability to partner with customers to make the world safer, cleaner and healthier.
The global nonwovens market has historically experienced stable growth and favorable pricing dynamics. However, since late 2010, several of our competitors, primarily in the hygiene markets, installed or announced an intent to install, capacity in excess of what we believe to be current market demand in the regions that we conduct business. As additional nonwovens manufacturing capacity entered into commercial production, in excess of market demand, the short-term to mid-term excess supply created unfavorable market dynamics, resulting in a downward pressure on selling prices. As a result, we have undertaken a series of actions to expand our global capabilities as well as focus on operational excellence.
We believe we have one of the broadest and most advanced technology portfolios in the industry. Our current global footprint, coupled with our access to capital, enables us to continue to realize cost synergies and greater growth from our core operations. In addition, we are investing in technology and new initiatives which will help fuel our future growth. As a result, we believe we are well positioned to remain competitive within our markets as well as leverage our solid foundation across the company to drive future growth.

Recent Developments
Providência Acquisition
On January 27, 2014, we announced that PGI Polímeros do Brazil, a Brazilian corporation and wholly-owned subsidiary of the Company ("PGI Acquisition Company."), entered into a Stock Purchase Agreement with Companhia Providência Indústria e Comércio, a Brazilian corporation ("Providência") and certain shareholders named therein. Pursuant to the terms and subject to the conditions of the Stock Purchase Agreement, PGI Acquisition Company will acquire a 71% controlling interest in Providência (the “Potential Acquisition”). Following the closing of the Potential Acquisition, pursuant to Brazilian Corporation Law and Providência’s Bylaws, PGI Acquisition Company will be required to launch a tender offer on substantially the same terms and conditions of the Stock Purchase Agreement to acquire the remaining outstanding capital stock of Providência from the minority shareholders (the “Mandatory Tender Offer”). We expect to fund the Potential Acquisition and the Mandatory Tender Offer with new secured and/or unsecured debt. We have obtained approximately $570.0 million of financing commitments from lenders in connection with the Potential Acquisition. Completion of the transaction is subject to customary closing conditions, including approval of the Potential Acquisition by antitrust authorities. Providência is a leading manufacturer of nonwovens primarily used in hygiene applications as well as industrial and healthcare applications. Based in Brazil, Providência has four locations, including one in the United States.
CEO Transition
On June 18, 2013, we announced the appointment of J. Joel Hackney Jr. as President and Chief Executive Officer ("CEO") of the Company, effective June 19, 2013. Simultaneously, we announced the planned retirement of Veronica Hagen, effective August 31, 2013, as well as her retirement as President and CEO, effective June 19, 2013. Ms. Hagen continues to serve on the Company's Board of Directors and worked with her successor to ensure a seamless transition.
Nanhai Relocation
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
Possession of the land at the new location and initial construction began during the second half of 2013, with the final shut-down of the existing facilities and start-up of the new facility estimated to occur by the first half of 2016 with no disruption to customers. We estimate total construction, relocation and other associated costs of this project to approximate 225 RMB ($36 million), which will be primarily funded through cash generated by operations. Government incentives are expected to approximate 165 RMB ($26 million). We have accelerated the depreciation of the existing facilities and related assets being decommissioned in order to properly align the remaining useful lives with the timing of the relocation. Associated amounts are expected to be in the range of $8 to $10 million recognized over the next three years.
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
Fiberweb Acquisition
On September 17, 2013, PGI Acquisition Limited, a wholly-owned subsidiary of the Company, entered into an agreement with Fiberweb containing the terms of a cash offer to purchase 100% of the issued and to be issued ordinary share capital of Fiberweb at a cash price of £1.02 per share (the "Acquisition"). Under the terms of the agreement, Fiberweb would become a wholly-owned subsidiary of the Company. The offer was effected by a court sanctioned scheme of arrangement of Fiberweb under Part 26 of the UK Companies Act 2006 and consummated on November 15, 2013 (the "Acquisition Date"). The aggregate purchase price was valued at $287.8 million and funded on November 27, 2013 with the proceeds of borrowings under a $268.0 million Senior Secured Bridge Credit Agreement and a $50.0 million Senior Unsecured Bridge Credit Agreement (together, the "Bridge Facilities"). Fiberweb is one of the largest global manufacturers of specialized technical fabrics with eight production sites in six countries. The Bridge Facilities were subsequently refinanced, along with transaction expenses, with the proceeds from a $295.0 million Senior Secured Credit Agreement and a $30.7 million equity investment from Blackstone. The Acquisition will provide us with an entrance into attractive niche industrial applications such as filtration, dryer sheets and house wrap, which have a higher degree of specialization and a higher value contribution of nonwoven inputs to end products.
Expansion Initiatives
In order to address the growing demand for hygiene and healthcare products, we have completed four capacity expansions since 2009. In addition, we recently commenced the upgrade of a manufacturing line at our facility located near Buenos Aires, Argentina, and announced the strategic investment to upgrade machinery and expand our manufacturing facility in Waynesboro, Virgina, both of which are expected to be completed by the end of 2014. A description of our completed expansion initiatives are as follows:

•
In the second quarter of 2013, our spunmelt hygiene line in Suzhou, China commenced commercial production. The plant expansion increased capacity to meet demand for nonwoven materials in hygiene applications in China.

•
In the third quarter of 2011, our spunmelt line in Waynesboro, Virginia commenced commercial production. The plant expansion increased capacity to meet demand for nonwoven materials in hygiene and healthcare applications in the U.S.

•
In the third quarter of 2011, our spunmelt healthcare line in Suzhou, China commenced commercial production. The plant expansion increased capacity to meet demand for nonwoven materials in healthcare applications in China.

•
In the second quarter of 2009, our spunmelt line in San Luis Potosi, Mexico commenced commercial production. The plant expansion increased capacity to meet demand for nonwoven materials in hygiene and healthcare applications in the U.S. and Mexico.

Our expansion projects are funded using a combination of existing cash balances, internal cash flows as well as financing arrangements with third-party financial institutions. We intend to continue to expand in markets we believe have attractive supply and demand characteristics as well as maintain and upgrade manufacturing lines to improve our global competitive position.
Optimization Initiatives
We actively and continuously pursue initiatives to prolong the useful life of our assets through product and process innovation. In some instances, we have determined that our fixed cost structure would be enhanced through consolidation. While investing in several new manufacturing lines in high-growth regions, we have simultaneously undertaken a number of initiatives to rationalize low-margin legacy operations and relocate certain assets to improve our cost structure. These initiatives are intended to result in lower working capital levels and improve operating performance and profitability. Our strategy with respect to past consolidation efforts in the U.S. and Europe was focused on the elimination of costs associated with underutilized legacy capacity, and we believe our current footprint reflects an appropriate and sustainable asset base.
Other Acquisitions and Divestitures
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

•
Other variable costs include direct labor, utilities (primarily electricity), maintenance and variable overhead. Utility rates vary depending on the regional market and provider. In Asia, we have experienced a trend of increasing utility rates that we do not expect to stabilize in the near-term. Our focus on operating efficiencies and initiatives associated with sustainability has resulted in a general trend of lower kilowatts used per ton produced over the last three years. Labor generally represents less than 10% of COGS and varies by region. Historically, we have been able to mitigate wage rate inflation with operating initiatives resulting in higher productivity and improvements in throughput and yield; and

•
Fixed overhead consists primarily of depreciation expense, which is impacted by our level of capital investments and structural costs related to our locations. We believe our strategically located manufacturing facilities provide sufficient scale to maintain competitive unit manufacturing costs.

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
On November 15, 2013, the acquisition of Fiberweb became effective pursuant to a court sanctioned scheme of arrangement under Part 26 of the UK Companies Act of 2006 whereby Fiberweb became a wholly-owned subsidiary of the Company. As a result, the results of operations of Fiberweb have been included in the Consolidated Balance Sheet at December 28, 2013 and the Consolidated Statement of Operations since November 15, 2013.
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
Our sales are impacted by our selling prices, which is influenced by the cost of our raw material inputs. Historically, changes in input costs have been passed through to customers either by contractual mechanisms or business practices. This can result in significant increases in total net sales during periods of sustained raw material cost increases as well as significant declines in net sales during periods of raw material cost declines. As a result, financial statement items that use percentage of net sales as an economic indicator are influenced by the changes in our selling prices. In general, average prices for polypropylene resin and other raw material costs increased during 2011 which negatively impacted our results. During 2012, these prices modestly trended downward throughout the year. However, we have seen overall raw material prices trend upwards throughout 2013. As a result, we continue to operate in a volatile raw material environment.
Comparison of Successor Fiscal Year Ended December 28, 2013 and Successor Fiscal Year Ended December 29, 2012
The following table sets forth the period change for each category of the Statement of Operations for the fiscal year ended December 28, 2013 for the Successor as compared to the fiscal year ended December 29, 2012 for the Successor, as well as each category as a percentage of net sales:

	Successor	Successor		Percentage of Net Sales for the Respective Period End
In thousands	Fiscal Year Ended December 29, 2013	Fiscal Year Ended December 29, 2012	Period Change Favorable (Unfavorable)	December 28, 2013	December 29, 2012
Net sales	$1,214,862	$1,155,163	$59,699	100.0%	100.0%
Cost of goods sold:
Raw materials	(665,363)	(624,795)	(40,568)	54.8%	54.1%
Labor	(71,692)	(76,132)	4,440	5.9%	6.6%
Overhead	(281,401)	(256,990)	(24,411)	23.2%	22.2%
Gross profit	196,406	197,246	(840)	16.2%	17.1%
Selling, general and administrative expenses	(153,412)	(140,776)	(12,636)	12.6%	12.2%
Special charges, net	(33,188)	(19,592)	(13,596)	2.7%	1.7%
Other operating, net	(2,512)	287	(2,799)	0.2%	—%
Operating income (loss)	7,294	37,165	(29,871)	0.6%	3.2%
Other income (expense):
Interest expense	(55,974)	(50,414)	(5,560)	4.6%	4.4%
Foreign currency and other, net	(12,185)	(5,134)	(7,051)	1.0%	0.4%
Income (loss) before income taxes	(60,865)	(18,383)	(42,482)	(5.0)%	(1.6)%
Income tax (provision) benefit	22,593	(7,655)	30,248	(1.9)%	0.7%
Net income (loss)	(38,272)	(26,038)	(12,234)	(3.2)%	(2.3)%
Less: Earnings attributable to noncontrolling interests	(34)	—	(34)	—%	—%
Net income (loss) attributable to Polymer Group, Inc	$(38,238)	$(26,038)	$(12,200)	(3.1)%	(2.3)%
Net Sales
Net sales for the fiscal year ended December 28, 2013 were $1,214.9 million, a $59.7 million increase compared with the fiscal year ended December 29, 2012. A reconciliation presenting the components of the period change by each of our operating divisions is as follows:

	Nonwovens				Oriented Polymers	Total
In millions	Americas	Europe	Asia	Total
Beginning of period	$641.5	$294.1	$156.8	$1,092.4	$62.8	$1,155.2
Changes due to:
Volume	16.9	11.8	19.7	48.4	1.7	50.1
Price/product mix	2.4	2.6	(5.2)	(0.2)	1.0	0.8
Currency translation	—	7.9	1.3	9.2	(0.4)	8.8
Sub-total	19.3	22.3	15.8	57.4	2.3	59.7
End of period	$660.8	$316.4	$172.6	$1,149.8	$65.1	$1,214.9
Nonwovens Segments:
Net sales for the fiscal year ended December 28, 2013 were $1,149.8 million, a $57.4 million increase compared with the fiscal year ended December 29, 2012. The primary driver of the increase related to the contribution of Fiberweb results since the Acquisition Date, representing an incremental $51.9 million for the period. Excluding the results of the Acquisition, net sales increased $5.5 million compared with the fiscal year ended December 29, 2012.
For the fiscal year ended December 28, 2013, volumes increased by $48.4 million compared with the fiscal year ended December 29, 2012. The increase was primarily driven by the contribution of Fiberweb results since the Acquisition Date, representing an incremental $51.9 million for the period. In addition, incremental volume growth of $19.7 million in Asia was driven by higher volumes sold in the hygiene and healthcare markets, both of which were supported by our recent capacity expansions. These amounts were partially offset by volume reductions in the Americas and Europe, which had a combined net impact of $23.2 million. European results reflected the stabilization of underlying demand in our industrial, consumer disposables and healthcare markets. However, they were more than offset by reductions in the hygiene market. Volumes were lower in the Americas, primarily driven by the exit of certain low-margin business in the healthcare market during 2012 as well as lower consumer disposable volume.
For the fiscal year ended December 28, 2013, net selling prices decreased $0.2 million compared with the fiscal year ended December 29, 2012. The pricing decrease was primarily driven by product mix movements in Asia, a result of a larger proportion of current year sales in the hygiene market compared with more prior year sales in the healthcare market, which have higher average selling prices. However, selling price increases in the Americas and European industrial and consumer disposable markets, partially offset the negative impacts in Asia. The pricing increases, which resulted from our passing through higher raw material costs associated with index-based selling agreements and market-based pricing trends, were partially offset by product mix movements in the Americas as we shifted products between sites and end market uses.
Oriented Polymers
Net sales for the fiscal year ended December 28, 2013 were $65.1 million, a $2.3 million increase compared with the fiscal year ended December 29, 2012. The increase was primarily driven by an increase in volume attributable to higher demand in the building products market, offset lower demand in the industrial packaging and agriculture markets. In addition, higher net selling prices resulted from our passing through higher raw material cost associated with index-based selling agreements and market-based pricing trends. Combined, these factors had a $2.7 million impact on net sales. However, unfavorable foreign currency impacts of $0.4 million resulted in lower translation of sales generated in foreign jurisdictions.
Gross Profit
Gross profit for the fiscal year ended December 28, 2013 was $196.4 million, a $0.8 million decrease compared with the fiscal year ended December 29, 2012. The overall decrease in gross profit was primarily driven by higher overall cost for the raw materials of resin and fibers, especially polypropylene resin. The increase, which impacted gross profit by $40.6 million, included $24.8 million related to the inclusion of Fiberweb results since the Acquisition Date. In addition, our overhead component increased $24.4 million, of which $20.1 million related to Fiberweb. The $4.4 million increase in costs were primarily associated with volume-related inefficiencies in the Americas as well as increased depreciation in Asia. However, the decrease in gross profit was partially offset by our labor component of cost of goods sold which reflects the positive benefits of our cost reduction initiatives implemented during 2012. These results were impacted by the inclusion of Fiberweb results since the Acquisition Date which added an incremental $3.7 million of labor costs during the period. Incremental costs associated with Fiberweb include $7.0 million related to the non-recurring amortization of the inventory step-up established as a result of the Acquisition. As a result, gross profit as a percentage of net sales for the fiscal year ended December 28, 2013 decreased to 16.2% from 17.1% for the fiscal year ended December 29, 2012.

Operating Income (Loss)
Operating income for the fiscal year ended December 28, 2013 was $7.3 million, a $29.9 million decrease compared with the fiscal year ended December 29, 2012. A reconciliation presenting the components of the period change by each of our operating divisions is as follows:

	Nonwovens
In millions	Americas	Europe	Asia	Total	Oriented Polymers	Corporate/ Other	Total
Beginning of period	$64.7	$11.1	$18.1	$93.9	$3.4	$(60.1)	$37.2
Changes due to:
Volume	(0.2)	(3.9)	7.8	3.7	0.6	—	4.3
Price/product mix	2.4	2.6	(5.2)	(0.2)	1.1	—	0.9
Raw material cost	(10.9)	(0.2)	(1.1)	(12.2)	(0.7)	—	(12.9)
Manufacturing costs	2.5	(0.4)	4.8	6.9	(1.0)	—	5.9
Currency translation	(0.3)	1.5	(0.4)	0.8	0.5	—	1.3
Depreciation and amortization	3.1	(1.1)	(6.2)	(4.2)	0.1	—	(4.1)
Purchase accounting	(5.0)	(2.6)	—	(7.6)	—	—	(7.6)
Special charges	—	—	—	—	—	(13.6)	(13.6)
All other	(1.8)	1.6	—	(0.2)	0.7	(4.6)	(4.1)
Sub-total	(10.2)	(2.5)	(0.3)	(13.0)	1.3	(18.2)	(29.9)
End of period	$54.5	$8.6	$17.8	$80.9	$4.7	$(78.3)	$7.3
The amounts for acquisition and integration expenses as well as special charges have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the fiscal year ended December 28, 2013 were $153.4 million, a $12.6 million increase compared with the fiscal year ended December 29, 2012. As a result, selling, general and administrative expenses as a percentage of net sales increased to 12.6% for the fiscal year ended December 28, 2013 from 12.2% for the fiscal year ended December 29, 2012. The increase was primarily related to the inclusion of Fiberweb results since the Acquisition Date, which added an incremental $8.7 million for the period. In addition, costs related to the announced retirement of our previous Chief Executive Officer and simultaneous appointment of our new Chief Executive Officer totaled $6.5 million, which included $2.0 million of non-cash stock compensation expense. Combined, these expenses had a 1.3 point impact on selling, general and administrative expenses as a percentage of net sales. Other factors that contributed to the increase include shipping and handling costs as activity between regions increased with the ramp up of certain new products, higher depreciation and amortization on new capital investments as well as increase in third-party fees and expenses. However, these amounts were more than offset by lower short-term incentive compensation as well as the impacts of our cost reduction initiatives implemented during the year which reduced employee-related expenses.
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
Special charges for the fiscal year ended December 28, 2013 were $33.2 million and consisted of the following components:

•	$18.3 million related to professional fees and other transaction costs associated with our acquisition of Fiberweb

•	$8.5 million related to separation and severance expenses associated with our plant realignment cost initiatives

•	$2.3 million related to cost associated with our internal redesign and restructuring of global operations initiatives

•	$2.2 million non-cash impairment charge related to the fair value adjustment of property and equipment at our manufacturing facility in Buenos Aires, Argentina

•	$1.9 million related to other corporate initiatives
Special charges for the fiscal year ended December 29, 2012 were $19.6 million and consisted of the following components:

•	$12.4 million related to cost associated with our internal redesign and restructuring of global operations initiatives

•	$4.1 million related to separation and severance expenses associated with our plant realignment cost initiatives

•	$0.9 million related to separation and severance expenses associated with our IS support initiative

•	$0.5 million related to professional fees and other transaction costs associated with the Merger

•	$1.7 million related to other corporate initiatives
The amounts included in Special charges, net have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.
Other Operating, net
Other operating expense for the fiscal year ended December 28, 2013 was $2.5 million. Amounts associated with foreign currency losses on operating assets and liabilities totaled $2.8 million. These losses were partially offset by $0.3 million of other operating income. For the fiscal year ended December 29, 2012, other operating income totaled $0.3 million, of which $0.2 million was associated with foreign currency gains and $0.1 million related to other operating income.
Other Income (Expense)
Interest expense for the fiscal year ended December 28, 2013 and the fiscal year ended December 29, 2012 was $56.0 million and $50.4 million, respectively. The increase primarily relates to interest expense and amortization of debt issuance costs associated with the Secured Bridge Facility and the Unsecured Bridge Facility, which were used to fund the acquisition of Fiberweb. Interest expense on the Senior Secured Credit Agreement, which was used to partially repay both bridge facilities, also contributed to the increase. Combined, we realized an additional $4.4 million associated with changes to our debt structure as a result of the Fiberweb transaction.
Foreign currency and other was an expense of $12.2 million for the fiscal year ended December 28, 2013. Items impacting the results include $6.7 million associated with foreign currency losses on non-operating assets and liabilities as well as $1.7 million of other non-operating expenses, primarily associated with factoring fees. In addition, we incurred $0.5 million related to the release of a tax indemnification asset that was established in the opening balance sheet in connection with the Merger. In connection with the refinancing of the Bridge Facilities with the Senior Secured Credit Agreement, we recognized a loss on the extinguishment of debt of $3.3 million.
For the fiscal year ended December 29, 2012, foreign currency and other was an expense of $5.1 million. Items impacting the results include $3.4 million associated with foreign currency losses on non-operating assets and liabilities as well as $1.0 million of other non-operating expenses, primarily associated with factoring fees. In addition, we incurred $0.7 million related to the release of a tax indemnification asset that was established in the opening balance sheet in connection with the Merger.
Income Tax (Provision) Benefit
During the fiscal year ended December 28, 2013, we recognized an income tax benefit of $22.6 million on consolidated pre-tax book loss from continuing operations of $60.9 million. During the fiscal year ended December 29, 2012, we recognized income tax expense of $7.7 million on consolidated pre-tax book loss from continuing operations of $18.4 million. Our income tax expense in 2013 and 2012 is different than such expense determined at the U.S. federal statutory rate due to losses in certain jurisdictions for which no income tax benefits are anticipated, foreign withholding taxes for which tax credits are not anticipated, changes in the amounts recorded for Personal Holding Company ("PHC") tax uncertainties, foreign taxes calculated at statutory rates different than the U.S. federal statutory rate, and the application of intraperiod tax allocation rules.
Earnings Attributable to Noncontrolling Interests
Earnings attributable to noncontrolling interests for the fiscal year ended December 28, 2013 was $0.1 million. Noncontrolling interests represent the minority partners' interest in the income or loss of consolidated subsidiaries which are not wholly-owned by us. In association with the acquisition of Fiberweb, the Company assumed control of Terram Geosynthetics

Private Limited, a joint venture located in Gujarat, India in which we maintain a 65% controlling interest. As a result, we incurred $0.1 million related to the noncontrolling interest.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the eleven months ended December 29, 2012 were $130.3 million, a $4.1 million decrease compared with the eleven months ended December 31, 2011. The decrease in selling, general and administrative expenses was primarily related to cost reduction initiatives implemented during the year which reduced employee-related expenses such as salaries, benefits, relocation, travel and entertainment by $2.7 million. Other drivers of the decrease included lower sales related taxes of $1.3 million and favorable changes in foreign currency rates of $3.9 million. These amounts were partially offset by an $0.9 million increase in volume-related expenses such as shipping and handling costs, higher short-term incentive compensation of $0.8 million as well as incremental selling and marketing costs. As a result, selling, general and administrative expenses as a percentage of net sales remained at 12.2% for each respective period.
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
Special charges for the eleven months ended December 29, 2012 were $19.0 million and consisted of the following components:

•	$12.4 million related to cost associated with our internal redesign and restructuring of global operations initiatives

•	$3.8 million related to separation and severance expenses associated with our plant realignment cost initiatives

•	$0.9 million related to separation and severance expenses associated with our IS support initiative

•	$0.3 million related to professional fees and other transaction costs associated with the Merger

•	$1.6 million related to other corporate initiatives
Special charges for the eleven months ended December 31, 2011 were $41.3 million and consisted of the following components:

•	$27.9 million related to professional fees and other transaction costs associated with the Merger

•	$7.6 million non-cash impairment charge related to goodwill associated with four reporting units

•	$1.6 million non-cash impairment charge related to the fair value adjustment of a former manufacturing facility in North Little Rock, Arkansas

•	$1.5 million related to plant realignment costs

•	$1.0 million related to costs incurred to re-establish manufacturing operations at our Cali, Colombia facility after a severe flood that occurred in December 2010

•	$1.7 million related to other corporate initiatives
The amounts included in Special charges, net have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.
Other Operating, net
Other operating expense for the eleven months ended December 29, 2012 was $0.3 million, all of which were associated with foreign currency losses. For the eleven months ended December 31, 2011, other operating expense was $2.6 million. Amounts associated with foreign currency losses totaled $3.3 million and income related to a customer licensing agreement with a third-party manufacturer was $0.7 million.
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
Comparison of Successor One Month Ended January 28, 2012 and Predecessor One Month Ended January 28, 2011

The following table sets forth the period change for each category of the Statement of Operations for the one month ended January 28, 2012 for the Successor as compared to the one month ended January 28, 2011 for the Predecessor, as well as each category as a percentage of net sales:

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
Liquidity and Capital Resources
The following table contains several key indicators to measure our financial condition and liquidity:

In millions	December 28, 2013	December 29, 2012
Balance Sheet Data:
Cash and cash equivalents	$86.1	$97.9
Operating working capital (1)	43.5	29.6
Total assets	1,438.9	1,022.1
Total debt	896.7	599.7
Total Polymer Group Inc. shareholders’ equity	145.6	139.2
(1) Operating working capital represents accounts receivable plus inventory less accounts payable and accrued liabilities
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. In doing so, we review and analyze our current cash on hand, the number of days our sales are outstanding, inventory turns, capital expenditure commitments and income tax rates. Our cash requirements primarily consist of the following:
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
On January 28, 2011, pursuant to an Agreement and Plan of Merger, dated as of October 4, 2010, we were acquired by affiliates of Blackstone along with certain members of the Company's management for an aggregate purchase price of $403.5 million. As a result, we are significantly leveraged. Accordingly, our liquidity requirements are significant, primarily due to our debt service requirements. Cash interest payments for the fiscal year ended December 28, 2013 were $50.5 million. We had $86.1 million of cash and cash equivalents on hand and an additional $37.5 million of availability under our ABL Facility as of December 28, 2013, none of which were outstanding at the balance sheet date. The availability under our ABL Facility is determined in accordance with a borrowing base which can decline due to various factors.
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

At December 28, 2013, we had $86.1 million of cash and cash equivalents on hand, of which $72.8 million was held by subsidiaries outside of the U.S., the majority of which was available for repatriation through various intercompany arrangements. In addition, our U.S. legal entities in the past have also borrowed cash, on a temporary basis, from our foreign subsidiaries to meet U.S. obligations via short-term intercompany loans. Our U.S. legal entities may in the future borrow from our foreign subsidiaries.
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
The following table sets forth the major categories of cash flows:

	Successor			Predecessor
In millions	Fiscal Year Ended December 28, 2013	Fiscal Year Ended December 29, 2012	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011
Cash Flow Data:
Net cash provided by (used in) operating activities	$16.9	$75.5	$24.1	$(25.3)
Net cash provided by (used in) investing activities	(337.8)	(50.2)	(468.0)	(8.3)
Net cash provided by (used in) financing activities	308.2	(0.1)	445.2	31.4
Total	$(12.7)	$25.2	$1.3	$(2.2)
Operating Activities
Net cash provided by operating activities for the fiscal year ended December 28, 2013 was $16.9 million, of which working capital requirements provided $19.9 million. The primary driver of the inflow related to a $22.3 million increase in accounts payable and accruals. Trade accounts payable were impacted by the timing of supplier payments while accrued expenses were impacted by the timing of vendor payments, restructuring programs and employee-related expenses. As a result, accounts payable days increase to 80 days at December 28, 2013. In addition, inventory decreased $4.4 million as a result of the lower average purchase price of raw materials. Inventory on hand was 41 days at December 28, 2013. These amounts were partially offset by an increase in accounts receivable, which reduced net cash provided by operating activities by $12.4 million. The increase, which resulted from our passing through higher raw material costs associated with index-based selling agreements and market-based pricing trends, increased days sales outstanding to 45 days.
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
Investing Activities
Net cash used in investing activities for the fiscal year ended December 28, 2013 was $337.8 million. The primary driver of the outflow related to the Acquisition, where we acquired Fiberweb for an aggregate purchase price of $287.8 million. Property, plant and equipment expenditures totaled $54.6 million, primarily associated with our manufacturing expansion project in China which was completed in May 2013. Other items included in our capital expenditures relates to machinery and equipment upgrades that extend the useful life and/or increased the functionality of the asset. In addition, we acquired $4.6 million of intangible assets, primarily related to the purchase of land-use rights in connection with the plan to relocate our Nanhai, China manufacturing facilities.
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
Net cash used in investing activities for the one month ended January 28, 2011 was $8.3 million, primarily associated with capital expenditures associated with manufacturing expansion projects in both the U.S. and China. Other items included in our capital expenditures related to annual maintenance on our machinery and equipment.
Financing Activities
Net cash provided by financing activities for the fiscal year ended December 28, 2013 was $308.2 million. The primary driver of the inflow related to the proceeds received from a Senior Secured Credit Agreement and an additional equity investment from our owners (the "Equity Investment") used to repay outstanding borrowings under our Senior Secured Bridge Credit Agreement and the Senior Unsecured Bridge Credit Agreement used in connection with the Acquisition. Proceeds from other borrowings included $13.9 million related to a credit facility funding our manufacturing expansion project in China. In addition, proceeds of $3.5 million related to a new credit facility in Argentina used to fund the upgrade of one of our manufacturing lines. Other amounts were related to short-term facilities.
Net cash used in financing activities for the fiscal year ended December 29, 2012 was $0.1 million. Proceeds from borrowings totaled $16.7 million and primarily related to our credit facility in China funding our manufacturing expansion project in China. Other proceeds were related to short-term facilities. These amounts were more than offset by repayments of $17.6 million.

Net cash provided by financing activities for the eleven months ended December 31, 2011 was $445.1 million. The primary driver of the increase related to the Merger, where we issued Senior Secured Notes and received proceeds of $560.0 million as well as an equity contribution of $259.9 million from our owners and certain members of our management. Also in connection with the Merger, we repaid $374.0 million of our Predecessor's outstanding debt obligations in addition to loan acquisition costs of $19.3 million. In addition, we received $18.5 million of proceeds from other borrowings.
Net cash provided for the one month ended January 28, 2011 was $31.4 million primarily associated with $31.5 million of cash proceeds attributable to borrowings in connection with the Merger.
Indebtedness
The following table summarizes our outstanding debt at December 28, 2013:

In thousands	Currency	Matures	Interest Rate	Outstanding Balance
Senior Secured Notes	USD	2019	7.75%	$560,000
ABL Facility	USD	2016	—	—
Term Loans	USD	2018	5.25%	293,545
Argentine credit facilities:
Argentina Credit Facility — Nacion	USD	2016	3.14%	8,341
Argentina Credit Facility — Galicia	ARS	2016	15.25%	3,082
China credit facilities:
China Credit Facility — Healthcare	USD	2013	n/a	—
China Credit Facility — Hygiene	USD	2015	5.51%	24,920
India Loans	INR	2017	14.70%	3,216
Capital lease obligations	Various	2014-2018	Various	1,092
Total long-term debt				894,196
Short-term borrowings	Various	2014	Various	2,472
Total debt				$896,668

Senior Secured Notes
In connection with the Merger, we issued $560.0 million of 7.75% Senior Secured Notes on January 28, 2011. The notes are due in 2019 and are fully and unconditionally guaranteed, jointly and severally on a senior secured basis, by each of the Polymer Group's wholly-owned domestic subsidiaries. Interest on the notes is paid semi-annually on February 1 and August 1 of each year.
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
ABL Facility
On October 5, 2012, we entered into a senior secured asset-based revolving credit facility (the "ABL Facility") to provide for borrowings not to exceed $50.0 million, subject to borrowing base availability. The ABL Facility provides borrowing capacity available for letters of credit and borrowings on a same-day basis and is comprised of (i) a revolving tranche of up to $42.5 million (“Tranche 1”) and (ii) a first-in, last out revolving tranche of up to $7.5 million (“Tranche 2”). Provided that no default or event of default was then existing or would arise therefrom, we had the option to request that the ABL Facility be increased by an amount not to exceed $20.0 million, subject to certain rights of the administrative agent, swing line lender and issuing banks with respect to the lenders providing commitments for such increase. The facility was set to expire on January 28, 2015.
On November 26, 2013, we entered into an amendment to the ABL Facility which increased the Tranche 1 revolving commitments by $30.0 million, extended the maturity date to October 5, 2016 as well as made certain other changes to the agreement. In addition, we maintained our option to request that the ABL Facility be increased subject to certain rights of the administrative agent, swing line lender and issuing banks with respect to the lenders providing commitments for such increase. However, the option was amended to be an amount not to exceed $80.0 million. The effectiveness of the amendment was subject to the satisfaction of certain specified closing conditions by no later than January 30, 2014, all of which were satisfied prior to the required deadline.
Based on current borrowing base availability, the borrowings under the ABL Facility will bear interest at a rate per annum equal to, at our option, either (A) Adjusted London Interbank Offered Rate (“LIBOR”) (adjusted for statutory reserve requirements) plus (i) 2.00% in the case of Tranche 1 or (ii) 4.00% in the case of Tranche 2; or (B) the higher of (a) the administrative agent's Prime Rate and (b) the federal funds effective rate plus 0.5% (“ABR”) plus (x) 1.00% in the case of Tranche 1 or (y) 3.00% in the case of the Tranche 2. As of December 28, 2013, we had no outstanding borrowings under the ABL Facility. The borrowing base availability was $48.5 million based on initial advance rate formulas prior to the completion of the field exam. Outstanding letters of credit in the aggregate were $11.0 million, resulting in $37.5 million available for additional borrowings. The aforementioned letters of credit were primarily provided to certain administrative service providers and financial institutions. None of these letters of credit had been drawn on as of December 28, 2013. The field exam was completed in February 2014. As a result, proforma availability as of December 28, 2013 would have increased to $58.5 million.
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
Term Loans
On December 19, 2013, we entered into a Senior Secured Credit Agreement (the "Term Loans") with a maturity date upon the earlier of (i) six years from the date of borrowing and (ii) the 91st day prior to the scheduled maturity of our 7.75% Senior Secured Notes. The Term Loans provides for a commitment by the lenders to make secured term loans in an aggregate amount not to exceed $295.0 million, the proceeds of which were used to partially repay amounts outstanding under the Secured Bridge Facility and the Unsecured Bridge Facility.
Borrowings bear interest at a fluctuating rate per annum equal to, at our option, (i) a base rate equal to the highest of (a) the federal funds rate plus 1/2 of 1%, (b) the rate of interest in effect for such day as publicly announced from time to time by Citicorp North America, Inc. as its "prime rate" and (c) the LIBOR rate for a one-month interest period plus 1.0% (provided that in no event shall such base rate with respect to the Term Loans be less than 2.0% per annum), in each case plus an applicable margin of 3.25% or (ii) a LIBOR rate for the applicable interest period (provided that in no event shall such LIBOR rate with respect to the Term Loans be less than 1.0% per annum) plus an applicable margin of 4.25%. The applicable margin for the Term Loans is subject to a 25 basis point step-down upon the achievement of certain a senior secured net leverage ratio. We are required to repay installments on the Term Loans in quarterly installments in aggregate amounts equal to 1.0% per annum of their funded total principal amount, with the remaining amount payable on the maturity date.
The agreement governing the Term Loans, among other restrictions, limit our ability and the ability of our restricted subsidiaries to: (i) incur or guarantee additional debt or issue disqualified stock or preferred stock; (ii) pay dividends and make other distributions on, or redeem or repurchase, capital stock; (iii) make certain investments; (iv) repurchase stock; (v) incur certain liens; (vi) enter into transactions with affiliates; (vii) merge or consolidate; (viii) enter into agreements that restrict the ability of subsidiaries to make dividends or other payments to Polymer; (ix) designate restricted subsidiaries as unrestricted subsidiaries; and (x) transfer or sell assets. In addition, the Term Loans contain certain customary representations and warranties, affirmative covenants and events of default.
Secured Bridge Facility
On September 17, 2013, and subsequently amended on November 27, 2013, we entered into a Senior Secured Bridge Credit Agreement (the "Secured Bridge Facility") with a final maturity date of February 1, 2019. The Secured Bridge Facility provided for a commitment by the lenders to make secured bridge loans in an aggregate amount not to exceed $268.0 million, the proceeds of which were used to partially fund the acquisition of Fiberweb. The Acquisition, which became effective on November 15, 2013, was funded on November 27, 2013.
Borrowings bear interest at a rate equal to the Eurodollar rate plus an applicable margin of 6.00% for the initial three-month period following the date of borrowing, increasing by 0.50% after each subsequent three-month period, subject to a specified maximum rate. Amounts outstanding were senior secured obligations of ours and unconditionally guaranteed, jointly and severally on a senior secured basis, by Holdings and Polymer’s 100% owned domestic subsidiaries. As a result of the Term Loans and the Equity Contribution, all outstanding borrowings under the Secured Bridge Facility were repaid and the facility was subsequently terminated.
Unsecured Bridge Facility
On November 27, 2013, we entered into a Senior Unsecured Bridge Credit Agreement (the "Unsecured Bridge Facility") with a final maturity date of February 1, 2019. The Unsecured Bridge Facility provided for a commitment by the lenders to make secured bridge loans in an aggregate amount not to exceed $50.0 million, the proceeds of which were used to partially fund the acquisition of Fiberweb. The acquisition, which became effective on November 15, 2013, was funded on November 27, 2013.
Borrowings bear interest at a rate equal to the Eurodollar rate plus an applicable margin of 9.25% for the initial three-month period following the date of borrowing, increasing by 0.50% after each subsequent three-month period, subject to a specified maximum rate. Amounts outstanding were senior secured obligations of ours and unconditionally guaranteed, jointly and severally on a senior secured basis, by Holdings and Polymer’s 100% owned domestic subsidiaries. As a result of the Term Loans and the Equity Contribution, all outstanding borrowings under the Unsecured Bridge Facility were repaid and the facility was subsequently terminated.
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
In connection with the Merger, we repaid and terminated the Argentine peso-denominated loans. In addition, the U.S. dollar-denominated loan was adjusted to reflect its fair value as of the date of the Merger. As a result, we recorded a contra-liability in Long-term debt and will amortize the balance over the remaining life of the facility. At December 28, 2013, the face amount of the outstanding indebtedness under the U.S. dollar-denominated loan was $8.6 million, with a carrying amount of $8.3 million and a weighted average interest rate of 3.14%.
Argentina Credit Facility - Galicia
On September 27, 2013, our subsidiary in Argentina entered into an arrangement with a banking institution in Argentina in order to partially finance the upgrade of a manufacturing line at its facility located near Buenos Aires, Argentina. The maximum borrowings available under the facility, excluding any interest added to principal, is 20.0 million Argentine pesos (approximately $3.5 million). The three-year term of the agreement began with the date of the first draw down on the facility, which occurred in the third quarter of 2013, with payments required in twenty-five equal monthly installments beginning after one year. Borrowings will bear interest at 15.25%. As of December 28, 2013, the outstanding balance under the facility was $3.1 million. The remainder of the upgrade is expected to be financed by existing cash balances and cash generated from operations.
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
The maximum borrowings available under the facility, excluding any interest added to principal, were $20.0 million. We repaid $4.0 million of the principle balance in the fourth quarter of 2012. As a result, the outstanding balance under the Healthcare Facility was $16.0 million at December 29, 2012, with a weighted average interest rate of 5.44%. The final principle payment was made during the fourth quarter using a combination of existing cash balances and cash generated from operations. As a result, we had no outstanding borrowings under the Healthcare Facility at December 28, 2013.
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
The maximum borrowings available under the facility, excluding any interest added to principal, were $25.0 million. At December 29, 2012, the outstanding balance under the Hygiene Facility was $11.0 million with a weighted average interest rate of 5.51%. At December 28, 2013, the outstanding balance under the Hygiene Facility was $24.9 million with a weighted-average interest rate of 5.46%. Our first payment on the outstanding principal is due in the first quarter of 2014, which we expect to fund using existing cash balances and cash generated from operations.
Other Subsidiary Indebtedness
We periodically enter into short-term credit facilities in order to finance various liquidity requirements. At December 28, 2013 and December 29, 2012, outstanding amounts related to such facilities were $0.4 million and $0.8 million, respectively, which are being used to finance insurance premium payments. The weighted average interest rate on these borrowings was 2.67% and 2.46%, respectively. Borrowings under these facilities are included in Short-term borrowings in the Consolidated Balance Sheets.
As a result of the acquisition of Fiberweb, the Company assumed control of Terram Geosynthetics Private Limited, a joint venture located in Mundra, India in which we maintain a 65% controlling interest. As part of the net assets acquired, we assumed $3.8 million of debt that was entered into with a banking institution in India. Amounts outstanding primarily relate to a 14.70% term loan, due in 2017, used to purchase fixed assets. Other amounts relate to a short-term credit facility used to finance working capital requirements and an existing automobile loan.
We also have documentary letters of credit not associated with the ABL Facility or the Hygiene Facility. These letters of credit were primarily provided to certain raw material vendors and amounted to $8.5 million and $6.7 million at December 28, 2013 and December 29, 2012, respectively. None of these letters of credit have been drawn on.
Factoring Agreements
In the ordinary course of business, we may utilize accounts receivable factoring arrangements with third-party financial institutions in order to accelerate its cash collections from product sales. These arrangements involve the ownership transfer of eligible U.S. and non-U.S. trade accounts receivable, without recourse or discount, to a third party financial institution in exchange for cash. The maximum amount of outstanding advances at any one time is $20.0 million under the U.S. based program and $62.7 million under the non-U.S. based program. At December 28, 2013, the net amount of trade accounts receivable sold to third-party financial institutions, and therefore excluded from our accounts receivable balance, was $68.1 million. Amounts due from the third-party financial institutions were $7.9 million at December 28, 2013. In the future, we may increase the sale of receivables or enter into additional factoring agreements.
Contractual Obligations
As of December 28, 2013, we had certain cash obligations associated with contractual commitments. The amounts due under these commitments are as follows:

	Payments Due by Period
In millions	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Short-term borrowings	$2.5	$2.5	$—	$—	$—
Long-term debt (fixed)	560.0	—	—	—	560.0
Long-term debt (variable)	334.8	13.6	34.8	286.4	—
Estimated interest payments (1)	317.2	61.5	119.0	115.0	21.7
Capital lease obligation (2)	1.1	0.3	0.4	0.4	—
Operating lease obligations (3)	79.3	14.1	24.6	20.5	20.1
Purchase commitments (4)	106.2	106.2	—	—	—
Total	$1,401.1	$198.2	$178.8	$422.3	$601.8

(1)	Represents the annual interest expense on fixed and variable rate debt. Projections on variable rate debt are based on current interest rates.

(2)	Represents rental payments under capital leases with initial or remaining non-cancelable terms in excess of one year.

(3)	We lease certain manufacturing, warehousing and other facilities and equipment under operating leases. The leases on most of the properties contain renewal provisions.

(4)	Represents our commitments related to the purchase of raw materials and capital projects.
Future expected obligations under our pension and postretirement benefit plans as well as our unrecognized tax obligations have not been included in the Contractual Obligations table as these items are difficult to make reasonably reliable estimates of the timing and amount to be paid.
Financing Obligation
As a result of the acquisition of Fiberweb, we acquired a manufacturing facility in Old Hickory, Tennessee, the assets of which included a utility plant used to generate steam for use in its manufacturing process. Upon completion of its construction in 2011, the utility plant was sold to a unrelated third-party and subsequently leased back by Fiberweb for a period of 10 years. The transaction was appropriately accounted for by Fiberweb under International Financial Reporting Standards ("IFRS") as a sale-leaseback whereby the assets were excluded from the balance sheet and monthly lease payments were recorded as rent expense.
We determined that current accounting guidance under Generally Accepted Accounting Principles in the United States (“GAAP”) disallowed sale-leaseback treatment if there was continuing involvement with the property. As a result, the transaction is not accounted for as a sale-leaseback, but as a direct financing lease under GAAP, recognizing the assets as part of property, plant and equipment and a related financing obligation as a long-term liability. Cash payments to the lessor are allocated between interest expense and amortization of the financing obligation. At the end of the lease term, we will recognize the sale of the utility plant, however, no gain or loss will be recognized as the financing obligation will equal the expected carrying value of the assets. At December 28, 2013, the outstanding balance of the financing obligation was $20.1 million.
Operating Lease Obligations
We lease certain manufacturing, warehousing and other facilities and equipment under operating leases. The leases on most of the properties contain renewal provisions. Rent expense (net of sub-lease income), including incidental leases, was $15.4 million, $14.5 and $8.3 million for the Successor during the fiscal year ended December 28, 2013, the fiscal year ended December 29, 2012 and the eleven months ended December 31, 2011, respectively. For the one month ended January 28, 2011, rent expense for the Predecessor was $0.9 million. These expenses are recognized on a straight-line basis over the life of the lease.
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
Purchase Commitments

At December 28, 2013, we had purchase commitments of $106.2 million, of which $73.4 million related to the purchase of raw materials in the normal course of business. The remaining $32.8 million related to capital projects, primarily associated with the plan to relocate our Nanhai, China manufacturing facilities and the warehouse expansion project at the Company's Old Hickory, Tennessee manufacturing facilities.
Pensions Plans
At December 28, 2013, we had a net surplus of $6.5 million related to our pension plans. It is our objective to contribute to pension plans to ensure adequate funds are available in the plans to make benefit payments to plan participants and beneficiaries when required. Because the timing and amounts of long-term funding requirements for pension obligations are uncertain, they have been excluded from the Contractual Obligations table.
Postretirement Benefit Plans
At December 28, 2013, we had postretirement benefit obligations of $7.5 million. We fund postretirement benefit costs principally on a pay-as-you-go basis as medical costs are incurred by covered retiree populations. Because the timing and amounts of long-term funding requirements for postretirement obligations are uncertain, they have been excluded from the Contractual Obligations table.
Uncertain Tax Positions
At December 28, 2013, we have total unrecognized tax benefits for uncertain tax positions of $23.6 million, which includes $9.3 million of related accrued interest and penalties. The liability has been excluded from the Contractual Obligations table as we are unable to reasonably estimate the amount and period in which these liabilities might be paid.
Covenant Compliance
We report our financial results in accordance with GAAP. In addition, we present Adjusted EBITDA as a supplemental financial measure in order to provide a more complete understanding of the factors and trends affecting our business. Adjusted EBITDA is a non-GAAP financial measure that should be considered supplemental to, not a substitute for or superior to, the financial measure calculated in accordance with GAAP. It has limitations in that it does not reflect all of the costs associated with the operations of our business as determined in accordance with GAAP. In addition, this measure may not be comparable to non-GAAP financial measures reported by other companies. We believe that Adjusted EBITDA provides important supplemental information to both management and investors regarding financial and business trends used in assessing our financial condition as well as provides additional information to investors about the calculation of, and compliance with, certain financial covenants in the indentures governing the Senior Secured Notes, the Term Loans and in our ABL Facility. As a result, one should not consider Adjusted EBITDA in isolation or as a substitute for our results reported under GAAP. We compensate for these limitations by analyzing results on a GAAP basis as well as on a non-GAAP basis, predominantly disclosing GAAP results and providing reconciliations from GAAP results to non-GAAP results.
The following table shows a reconciliation of the Successor's Adjusted EBITDA from the most directly comparable GAAP measure, Net income (loss) in order to show the differences in these measures of operating performance:

In thousands	Fiscal Year Ended December 28, 2013
Net income (loss) attributable to Polymer Group, Inc.	$(38,238)
Discontinued operations, net of tax	—
Net income attributable to noncontrolling interest	(34)
Interest expense, net	55,974
Income and franchise tax	(22,227)
Depreciation & amortization (a)	71,692
Purchase accounting adjustments(b)	6,967
Non-cash compensation (c)	4,329
Special charges, net (d)	33,188
Foreign currency and other non-operating, net (e)	11,689
Loss on debt modification	3,334
Severance and relocation expenses (f)	4,943
Unusual or non-recurring charges, net	958
Business optimization expense (g)	319
Management, monitoring and advisory fees (h)	3,855
Proforma Adjusted EBITDA contribution from Acquisition (i)	37,946
Proforma Adjusted EBITDA contribution from estimated synergies (j)	35,716
Adjusted EBITDA (Term Loans)	210,411
Portion of synergies above allowed amount in Senior Secured Notes (k)	(14,675)
Adjusted EBITDA (Senior Secured Notes)	$195,736

(a)	Excludes amortization of loan acquisition costs that are included in interest expense.

(b)
2012 amounts reflect fair market value adjustments as a result of purchase accounting associated with the Merger, primarily related to the step-up in inventory value. 2013 amounts reflect the fair market adjustments as a result of purchase accounting associated with the Acquisition.

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

(f)	Reflects severance and relocation expenses not included under Special charges, net as well as costs incurred with the CEO Transition.

(g)	Reflects costs incurred to improve IT and accounting functions, costs associated with establishing new facilities and certain other expenses.

(h)	Reflects management, monitoring and advisory fees paid under the Sponsor management agreement.

(i)	Represents Adjusted EBITDA on a proforma basis for the period January 2, 2013 through November 15, 2013.

(j)	Per the Term Loan, amounts represent estimated impacts from synergies to be implemented within 12 months of the Fiberweb transaction, capped at 20% of proforma Adjusted EBITDA.

(k)	The Senior Secured Notes limit the amount of synergies included in the definition of Adjusted EBITDA to the greater of $20 million or 10% of Proforma Adjusted EBITDA.
Off Balance Sheet Arrangements
We do not have any off-balance sheet arrangements
Recent Accounting Standards
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"), which requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective prospectively for reporting periods beginning after December 15, 2013, with retroactive application permitted. We are currently assessing the potential impacts, if any, on our financial results.
In February 2013, the FASB issued ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"), which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, ASU 2013-02 requires an entity to present, either on the face of the income statement or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this guidance concerns disclosure only and did not have an impact on our financial results.
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
In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities" which requires enhanced disclosures about financial instruments and derivative instruments eligible for offset in accordance with U.S. GAAP or subject to an enforceable master netting arrangement or similar agreement. This new guidance is effective for annual reporting periods beginning on or after January 1, 2013 and subsequent interim periods. The Company adopted this guidance in the fourth quarter 2012 and its adoption did not significantly impact the Company's consolidated financial statements.
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
In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRS").” ASU No. 2011-04 represents converged guidance between U.S. GAAP and IFRS resulting in a consistent definition of fair value as well as provides common requirements for measuring fair value and disclosing information about fair value measurements. This new guidance is effective for fiscal years beginning after December 15, 2011 and subsequent interim periods. The Company adopted this guidance on January 1, 2012 and its adoption did not significantly impact the Company's consolidated financial statements.
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
2013 Impairment Test
For our annual impairment test performed during the fourth quarter of 2013, we concluded it was necessary to calculate the fair value of each of our reporting units. Based on the result of these calculations, we determined that none of our reporting units failed the step 1 impairment calculation. The estimates of fair value are based on the best information available as of the date of assessment, which primarily incorporates managements assumptions about expected future cash flows.
Although all our reporting units passed the step 1 calculation, the excess of their estimated fair value over carrying value (expressed as a percentage of carrying value) was below 15%. These reporting units, reported within the Americas Nonwovens segment and the Asia Nonwoven segment, exceeded their carrying value by 8.7% and 0.1%, respectively. An increase in the discount rate, decrease in the long-term growth rate, or substantial reduction in our end markets and volume assumptions could have a negative impact on the estimated fair value of these reporting units. Goodwill amounts related to these reporting units were $46.0 million and $34.9 million, respectively.
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
The determination of estimated fair value requires management to make assumptions about estimated cash flows, including profit margins, long-term forecasts, discount rates, royalty rates and terminal growth rates. Management developed these assumptions based on the best information available as of the date of the assessment. We completed our assessment of goodwill and intangible assets with indefinite useful lives during the fourth quarter of 2013 and determined that no impairment existed at that date. Although no impairment was recognized, there can be no assurances that future impairments will not occur. Future adverse developments in market conditions or our current or projected operating results could cause the fair value of our goodwill and intangible assets with indefinite useful lives to fall below carrying value, which would result in an impairment charge that would adversely affect our financial position.
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
The majority of our long-term financing consists of $560.0 million of 7.75% fixed-rate, Senior Secured Notes due 2019. However, the remaining portion of our indebtedness, including the Term Loans, do have variable interest rates, for which we have not hedged the risks attributable to fluctuations in interest rates. Hypothetically, a 1% change in the interest rate affecting our outstanding variable interest rate subsidiary indebtedness, as of December 28, 2013, would change our interest expense by approximately $3.3 million.
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
On June 30, 2011, we entered into a series of foreign exchange forward contracts with a third-party financial institution used to minimize foreign exchange risk on certain future cash commitments related to a new spunmelt line under construction in China. The contracts allow us to purchase fixed amounts of Euros on specified future dates, coinciding with the payment amounts and dates of equipment purchase contracts. During the fourth quarter of 2013, we remitted the final payment on the hygiene line and simultaneously fulfilled our obligation under these forward contracts.
On September 17, 2013, we entered into a foreign exchange forward contract with a third-party financial institution used to minimize foreign exchange risk on our cash commitment related to the acquisition of Fiberweb during the fourth quarter of 2013. The Bridge Loan Contract allowed us to purchase a fixed amount of pounds sterling in the future at a specified U.S. Dollar rate.

On November 15, 2013, the acquisition of Fiberweb became effective pursuant to a court sanctioned scheme of arrangement under Part 26 of the UK Companies Act of 2006 whereby Fiberweb became a wholly-owned subsidiary of the Company. The Acquisition was funded on November 27, 2013, at which time we settled the Bridge Loan Contract and terminated the agreement.
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
In periods of rising raw material costs, to the extent we are not able to pass along price increases of raw materials, or to the extent any such price increases are delayed, our cost of goods sold would increase and our operating profit would correspondingly decrease. Based on our current purchase volume for the year ended December 28, 2013, if the price of polypropylene was to rise $.01 per pound and we were not able to pass along any of such increase to our customers, we would realize a $5.6 million impact in our cost of goods sold. Significant increases in raw material prices that cannot be passed on to customers could have a material adverse effect on our results of operations and financial condition. In periods of declining raw material costs, if sales prices do not decrease at a corresponding rate, our cost of goods sold would decrease and our operating profit would correspondingly increase.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	54
Report of Grant Thornton LLP, Independent Registered Public Accounting Firm	55
Consolidated Balance Sheets as of December 29, 2012 and December 29, 2012	56
Consolidated Statements of Operations for the fiscal year ended December 28, 2013, the fiscal year ended December 29, 2012, the eleven months ended December 31, 2011 and the one month ended January 28, 2011	57
Consolidated Statements of Comprehensive Income (Loss) for the fiscal year ended December 28, 2013, the fiscal year ended December 29, 2012, the eleven months ended December 31, 2011 and the one month ended January 28, 2011	58
Consolidated Statements of Changes in Shareholders’ Equity for the fiscal year ended December 28, 2013, the fiscal year ended December 29, 2012, the eleven months ended December 31, 2011 and the one month ended January 28, 2011	59
Consolidated Statements of Cash Flows for the fiscal year ended December 28, 2013, the fiscal year ended December 29, 2012, the eleven months ended December 31, 2011 and the one month ended January 28, 2011	60
Notes to Consolidated Financial Statements	61

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Polymer Group, Inc.

We have audited the accompanying consolidated balance sheets of Polymer Group, Inc. as of December 28, 2013 and December 29, 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity, and cash flows for the years ended December 28, 2013 and December 29, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Polymer Group, Inc. at December 28, 2013 and December 29, 2012, and the consolidated results of its operations and its cash flows for the years ended December 28, 2013 and December 29, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Charlotte, North Carolina
March 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Polymer Group, Inc.:

We have audited the accompanying consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows of Polymer Group, Inc. (a Delaware corporation) and subsidiaries (the “Company”) for the period from January 29, 2011 to December 31, 2011 (Successor) and for the period from January 2, 2011 to January 28, 2011 (Predecessor). These financial statements are the responsibility of the Company’s management. Our audit of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Polymer Group, Inc. and subsidiaries for the period from January 29, 2011 to December 31, 2011 (Successor) and the period from January 2, 2011 to January 28, 2011 (Predecessor) in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP
Charlotte, North Carolina
March 30, 2012, except for Note 23 “Segment Information,” as to which the date is March 28, 2013

POLYMER GROUP, INC.
CONSOLIDATED BALANCE SHEETS

In thousands, except share data	December 28, 2013	December 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$86,064	$97,879
Accounts receivable, net	194,827	131,569
Inventories, net	156,365	94,964
Deferred income taxes	2,318	3,832
Other current assets	59,096	33,414
Total current assets	498,670	361,658
Property, plant and equipment, net	623,279	479,169
Goodwill	120,143	80,608
Intangible assets, net	168,179	75,663
Deferred income taxes	2,582	945
Other noncurrent assets	26,052	24,026
Total assets	$1,438,905	$1,022,069
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$2,472	$813
Accounts payable and accrued liabilities	307,661	196,905
Income taxes payable	3,613	3,841
Deferred income taxes	1,523	479
Current portion of long-term debt	13,797	19,477
Total current liabilities	329,066	221,515
Long-term debt	880,399	579,399
Deferred income taxes	21,161	33,181
Other noncurrent liabilities	61,845	48,772
Total liabilities	1,292,471	882,867
Commitments and contingencies
Shareholders’ equity:
Common stock — 1,000 shares issued and outstanding	—	—
Additional paid-in capital	294,144	256,180
Retained earnings (deficit)	(140,447)	(102,209)
Accumulated other comprehensive income (loss)	(8,106)	(14,769)
Total Polymer Group, Inc. shareholders' equity	145,591	139,202
Noncontrolling interests	843	—
Total shareholders' equity	146,434	139,202
Total liabilities and shareholders' equity	$1,438,905	$1,022,069
See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands	Successor			Predecessor
	Fiscal Year Ended December 28, 2013	Fiscal Year Ended December 29, 2012	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011
Net sales	$1,214,862	$1,155,163	$1,102,929	$84,606
Cost of goods sold	(1,018,456)	(957,917)	(932,523)	(68,531)
Gross profit	196,406	197,246	170,406	16,075
Selling, general and administrative expenses	(153,412)	(140,776)	(134,483)	(11,564)
Special charges, net	(33,188)	(19,592)	(41,345)	(20,824)
Acquisition and integration expenses	—	—	—	—
Other operating, net	(2,512)	287	(2,634)	564
Operating income (loss)	7,294	37,165	(8,056)	(15,749)
Other income (expense):
Interest expense	(55,974)	(50,414)	(46,409)	(1,922)
Foreign currency and other, net	(12,185)	(5,134)	(18,636)	(82)
Income (loss) before income taxes	(60,865)	(18,383)	(73,101)	(17,753)
Income tax (provision) benefit	22,593	(7,655)	3,272	(549)
Income (loss) from continuing operations	(38,272)	(26,038)	(69,829)	(18,302)
Discontinued operations, net of tax	—	—	(6,283)	182
Net income (loss)	(38,272)	(26,038)	(76,112)	(18,120)
Less: Earnings attributable to noncontrolling interests	(34)	—	59	83
Net income (loss) attributable to Polymer Group, Inc.	$(38,238)	$(26,038)	$(76,171)	$(18,203)
See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Successor			Predecessor
In thousands	Fiscal Year Ended December 28, 2013	Fiscal Year Ended December 29, 2012	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011
Net income (loss)	$(38,272)	$(26,038)	$(76,112)	$(18,120)
Other comprehensive income (loss)
Currency translation	12,731	2,287	(3,290)	2,845
Employee postretirement benefits	(738)	(19,912)	7,042	—
Cash flow hedge adjustments	—	—	—	183
Total other comprehensive income (loss)	11,993	(17,625)	3,752	3,028
Income tax (provision) benefit	(5,302)	(15)	(881)	—
Total other comprehensive income (loss), net of tax	6,691	(17,640)	2,871	3,028
Comprehensive income (loss)	(31,581)	(43,678)	(73,241)	(15,092)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(6)	—	121	83
Comprehensive income (loss) attributable to Polymer Group, Inc.	$(31,575)	$(43,678)	$(73,362)	$(15,175)
See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

In thousands	Polymer Group, Inc. Shareholders
	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Polymer Group, Inc. Shareholders' Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Predecessor
Balance — January 1, 2011	21,429	$214	$216,888	$(121,819)	$39,053	$134,336	$8,916	$143,252

Net income (loss)	—	—	—	(18,203)	—	(18,203)	83	(18,120)
Cash flow hedge adjustment	—	—	—	—	183	183	—	183
Share-based compensation	—	—	13,591	—	—	13,591	—	13,591
Issuance of Class A common shares	394	4	6,432	—	—	6,436	—	6,436
Currency translation	—	—	—	—	2,845	2,845	—	2,845
Balance — January 28, 2011	21,823	$218	$236,911	$(140,022)	$42,081	$139,188	$8,999	$148,187
Successor
Balance of noncontrolling interest	—	$—	$—	$—	$—	$—	$7,247	$7,247
Issuance of stock	1	—	259,865	—	—	259,865	—	259,865
Net income (loss)	—	—	—	(76,171)	—	(76,171)	59	(76,112)
Amounts due from shareholders	—	—	(58)	—	—	(58)	—	(58)
Buyout of noncontrolling interest	—	—	59	—	62	121	(7,368)	(7,247)
Share-based compensation	—	—	731	—	—	731	—	731
Employee benefit plans, net of tax	—	—	—	—	6,161	6,161	—	6,161
Currency translation	—	—	—	—	(3,352)	(3,352)	62	(3,290)
Balance — December 31, 2011	1	—	260,597	(76,171)	2,871	187,297	—	187,297

Amounts due to shareholders	—	—	1,087	—	—	1,087	—	1,087
Common stock call option reclass	—	—	(5,144)	—	—	(5,144)	—	(5,144)
Net income (loss)	—	—	—	(26,038)	—	(26,038)	—	(26,038)
Intercompany equipment sale elimination	—	—	(1,202)	—	—	(1,202)	—	(1,202)
Share-based compensation	—	—	842	—	—	842	—	842
Employee benefit plans, net of tax	—	—	—	—	(19,927)	(19,927)	—	(19,927)
Currency translation	—	—	—	—	2,287	2,287	—	2,287
Balance — December 29, 2012	1	—	256,180	(102,209)	(14,769)	139,202	—	139,202

Amounts due to shareholders	—	—	(222)	—	—	(222)	—	(222)
Issuance of stock	—	—	30,726	—	—	30,726	—	30,726
Common stock call option reclass	—	—	3,340	—	—	3,340	—	3,340
Net income (loss)	—	—	—	(38,238)	—	(38,238)	(34)	(38,272)
Acquisition of noncontrolling interest	—	—	—	—	—	—	849	849
Intercompany equipment sale elimination	—	—	130	—	—	130	—	130
Share-based compensation	—	—	3,990	—	—	3,990	—	3,990
Employee benefit plans, net of tax	—	—	—	—	(2,046)	(2,046)	—	(2,046)
Currency translation, net of tax	—	—	—	—	8,709	8,709	28	8,737
Balance — December 28, 2013	1	$—	$294,144	$(140,447)	$(8,106)	$145,591	$843	$146,434
See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor			Predecessor
In thousands	Fiscal Year Ended December 28, 2013	Fiscal Year Ended December 29, 2012	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011
Operating activities:
Net income (loss)	$(38,272)	$(26,038)	$(76,112)	$(18,120)
Adjustments for non-cash transactions:
Deferred income taxes	(31,093)	(1,123)	(4,311)	—
Depreciation and amortization expense	76,488	66,706	57,290	3,523
Asset impairment charge	2,213	—	9,267	—
Inventory step-up	6,967	—	13,012	—
Inventory absorption on step-up	—	—	(85)	—
(Gain) loss on extinguishment of debt	3,334	—	—	—
(Gain) loss on financial instruments	(799)	(147)	—	187
(Gain) loss on sale of assets, net	185	3	716	(25)
Non-cash compensation	3,990	842	868	13,591
Changes in operating assets and liabilities:
Accounts receivable	(12,380)	9,427	(12,615)	(3,287)
Inventories	4,412	9,295	10,682	(2,988)
Other current assets	5,346	1,221	42,421	(38,025)
Accounts payable and accrued liabilities	22,509	13,214	(14,924)	17,238
Other, net	(26,050)	2,071	(2,092)	2,636
Net cash provided by (used in) operating activities	16,850	75,471	24,117	(25,270)
Investing activities:
Purchases of property, plant and equipment	(54,642)	(51,625)	(68,428)	(8,405)
Proceeds from sale of assets	435	1,660	11,395	105
Acquisition of noncontrolling interest	—	—	(7,246)	—
Acquisition of intangibles and other	(4,582)	(268)	(193)	(5)
Acquisitions, net of cash acquired	(278,970)	—	(403,496)	—
Net cash provided by (used in) investing activities	(337,759)	(50,233)	(467,968)	(8,305)
Financing activities:
Proceeds from issuance of Senior Secured Notes	—	—	560,000	—
Proceeds from long-term borrowings	629,999	10,977	10,281	31,500
Proceeds from short-term borrowings	4,087	5,725	8,245	631
Repayment of Term Loan	—	—	(286,470)	—
Repayment of long-term borrowings	(337,679)	(7,678)	(51,045)	(24)
Repayment of short-term borrowings	(2,619)	(9,933)	(36,456)	(665)
Loan acquisition costs	(16,102)	(220)	(19,252)	—
Issuance of common stock	30,504	1,087	259,807	—
Net cash provided by (used in) financing activities	308,190	(42)	445,110	31,442
Effect of exchange rate changes on cash	904	(59)	712	549
Net change in cash and cash equivalents	(11,815)	25,137	1,971	(1,584)
Cash and cash equivalents at beginning of period	97,879	72,742	70,771	72,355
Cash and cash equivalents at end of period	$86,064	$97,879	$72,742	$70,771

Supplemental disclosures of cash flow information:
Cash payments for interest	$49,671	$47,711	$27,676	$203
Cash payments (receipts) for taxes, net	$17,158	$8,381	$14,058	$772
See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Description of Business
Polymer Group, Inc. (“Polymer” or “PGI”), a Delaware corporation, and its consolidated subsidiaries (the “Company”) is a leading global, technology-driven developer, producer and marketer of engineered materials, primarily focused on the production of nonwoven products. The Company has one of the largest global platforms in the industry, with a total of 21 manufacturing and converting facilities located in 13 countries throughout the world. The Company operates through 4 reportable segments, with the main sources of revenue being the sales of primary and intermediate products to consumer and industrial markets.
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
Under the guidance provided by the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Topic 5J, “New Basis of Accounting Required in Certain Circumstances,” push-down accounting is required when such transactions result in an entity becoming substantially wholly-owned. Therefore, the basis in shares of common stock of the Company has been pushed down to the Company from Scorpio Holdings Corporation, a Delaware corporation ("Holdings") that owns 100% of the issued and outstanding common stock of Scorpio Acquisition Corporation, a Delaware corporation ("Parent") that owns 100% of the issued and outstanding common stock of the Company. In addition, the Merger was recorded using the acquisition method of accounting in accordance with the accounting guidance for business combinations and non-controlling interest. The guidance prescribes that the purchase price be allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of acquisition. As a result, periods prior to the Merger are not comparable to subsequent periods due to the difference in the basis of presentation of purchase accounting as compared to historical cost.
The Company's fiscal year is based on a 52 week period ending on the Saturday closest to each December 31. The fiscal year ended December 28, 2013 and the fiscal year ended December 29, 2012 for the Successor each contain operating results for 52 weeks, respectively. The eleven months ended December 31, 2011 for the Successor contains 48 weeks while the one month ended January 28, 2011 for the Predecessor contains 4 weeks (52 weeks inclusive of both the Successor and Predecessor periods).
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
Allowance for Doubtful Accounts
The allowance for doubtful accounts represents the best estimate of probable loss inherent within the Company's accounts receivable balance. Estimates are based upon both the creditworthiness of specific customers and the overall probability of losses based upon an analysis of the overall aging of receivables as well as past collection trends and general economic conditions. As of December 28, 2013 and December 29, 2012, the allowance for doubtful accounts was $0.8 million and $1.2 million, respectively.
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
Shipping and Handling Fees and Costs
Pursuant to ASC 605, "Revenue Recognition" ("ASC 605"), the Company determined that shipping fees shall be reported on a gross basis. As a result, all amounts billed to a customer in a sale transaction related to shipping and handling fees represent revenues earned for the goods provided and therefore recorded within Net sales in the Consolidated Statement of Operations. Shipping and handling costs include expenses incurred to store, move, and prepare products for shipment. The Company classifies these costs as Selling, general and administrative expenses within the Consolidated Statement of Operations, and includes a portion of internal costs such as salaries and overhead related to these activities. For the fiscal year ended December 28, 2013, the fiscal year ended December 29, 2012 and the eleven months ended December 31, 2011, the Successor incurred $38.5 million, $33.8 million and $30.7 million related to these costs, respectively. For the Predecessor, cost incurred were $2.6 million for the one month ended January 28, 2011.
Research and Development Costs
The Company conducts research and development activities for the purpose of developing and improving new products and services. These costs are expensed when incurred and included in Selling, general and administrative expenses in the Consolidated Statement of Operations. For the fiscal year ended December 28, 2013, the fiscal year ended December 29, 2012 and the eleven months ended December 31, 2011, these expenditures amounted to $11.8 million and $12.5 million and $12.4 million, respectively, for the Successor. Research and development costs for the Predecessor were $1.0 million for the one month ended January 28, 2011.
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
Recent Accounting Standards
In July 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"), which requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective prospectively for reporting periods beginning after December 15, 2013, with retroactive application permitted. The Company is currently assessing the potential impacts, if any, on its financial results.
In February 2013, the FASB issued ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"), which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, ASU 2013-02 requires an entity to present, either on the face of the income statement or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this guidance concerns disclosure only and did not have an impact on the Company's financial results.
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
In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities" which requires enhanced disclosures about financial instruments and derivative instruments eligible for offset in accordance with U.S. GAAP or subject to an enforceable master netting arrangement or similar agreement. This new guidance is effective for annual reporting periods beginning on or after January 1, 2013 and subsequent interim periods. The Company adopted this guidance in the fourth quarter 2012 and its adoption did not significantly impact the Company's consolidated financial statements.
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
In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRS").” ASU No. 2011-04 represents converged guidance between U.S. GAAP and IFRS resulting in a consistent definition of fair value as well as provides common requirements for measuring fair value and disclosing information about fair value measurements. This new guidance is effective for fiscal years beginning after December 15, 2011 and subsequent interim periods. The Company adopted this guidance on January 1, 2012 and its adoption did not significantly impact the Company's consolidated financial statements.
Note 4. Acquisitions
Fiberweb Acquisition
On September 17, 2013, PGI Acquisition Limited, a wholly-owned subsidiary of the Company, entered into an agreement with Fiberweb plc ("Fiberweb") containing the terms of a cash offer to purchase 100% of the issued and to be issued ordinary share capital of Fiberweb at a cash price of £1.02 per share (the "Acquisition"). Under the terms of the agreement, Fiberweb would become a wholly-owned subsidiary of the Company. The offer was effected by a court sanctioned scheme of arrangement of Fiberweb under Part 26 of the UK Companies Act 2006 and consummated on November 15, 2013 (the "Acquisition Date"). The

aggregate purchase price was valued at $287.8 million and funded on November 27, 2013 with the proceeds of borrowings under a $268.0 million Senior Secured Bridge Credit Agreement and a $50.0 million Senior Unsecured Bridge Credit Agreement (together, the "Bridge Facilities"). The Bridge Facilities were subsequently refinanced, along with transaction expenses, with the proceeds from a $295.0 million Senior Secured Credit Agreement and a $30.7 million equity investment from Blackstone. Fiberweb is one of the largest global manufacturers of specialized technical fabrics with eight production sites in six countries.
The Acquisition was recorded using the acquisition method of accounting in accordance with the accounting guidance for business combinations and non-controlling interest. As a result, the total purchase price has been preliminarily allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of Acquisition. Any excess of the purchase price is recognized as goodwill. The allocation of the purchase price was as follows:

In thousands	November 15, 2013
Cash	$8,792
Accounts receivable	49,967
Inventory	71,050
Other current assets	29,889
Total current assets	159,698

Property, plant and equipment	158,000
Goodwill	38,514
Intangible assets	85,000
Other noncurrent assets	1,403
Total assets acquired	$442,615

Current liabilities	$84,185
Financing Obligation	20,300
Long-term debt	19,391
Deferred income taxes	20,649
Other noncurrent liabilities	9,479
Noncontrolling interest	849
Total liabilities assumed	$154,853
Net assets acquired	$287,762
Cash, accounts receivable and current liabilities were stated at their historical carrying values, which approximate their fair value, given the short-term nature of these assets and liabilities. Inventories were preliminarily recorded at estimated fair value, based on computations which considered many factors including the estimated selling price of the inventory, the cost to dispose of the inventory as well as the replacement cost of the inventory, where applicable. As a result, the Company increased the carrying value of inventory by $9.3 million in order to adjust to estimated fair value. The preliminary estimate of fair value of property, plant and equipment was based on management's assessment of the acquired assets' condition, as well as an evaluation of the current market value for such assets. In addition, the Company also considered the length of time over which the economic benefit of these assets is expected to be realized and adjusted the useful life of such assets accordingly as of the valuation date. As a result, the Company reduced the carrying value of property, plant and equipment by $5.1 million in order to adjust to estimated fair value.
The Company preliminarily recorded intangible assets based on their estimated fair value, and consisted of the following:

In thousands	Useful Life	Amount
Technology	15 years	$9,000
Trade names	Indefinite	2,000
Customer relationships	15 years	69,000
Other	5 years	5,000
Total		$85,000

The Company preliminarily allocated $2.0 million to trade names, primarily related to Typar and Reemay. Management considered many factors in the determination that it will account for the asset as an indefinite-lived, including the current market leadership position of the name as well as the recognition in the industry. Therefore, in accordance with current accounting guidance, the indefinite-lived intangible asset will not be amortized, but instead tested for impairment at least annually (more frequently if certain indicators are present).
The excess of the purchase price over the amounts allocated to specific assets and liabilities is included in goodwill. The premium in the purchase price paid by the Company for the acquisition of Fiberweb reflects the establishment of the largest manufacturers of nonwovens in the world. The Company anticipates that the improved diversity associated with the acquisition of Fiberweb will provide a foundation for enhanced access to clients in highly specialized, niche end markets as well as provide complementary solutions and new technologies to address our customer's desire for innovation and customized solutions. In the short-term, the Company anticipates realizing significant operational and cost synergies that include purchasing optimization due to larger volumes, improvement in manufacturing costs and lower general and administrative costs.
Acquisition related costs were as follows:

In thousands	Amount
Loan acquisition costs	$16,102
Transaction expenses	18,306
Total	$34,408
Loan acquisition costs related to the Acquisition were capitalized and recorded within Intangible assets, net in the Consolidated Balance Sheets and amortized over the term of the loan to which such costs relate. In accordance with ASC 805, "Business Combinations" ("ASC 805"), transaction expenses related to the Acquisition are expensed as incurred within Special charges, net in the Consolidated Statement of Operations.
The following unaudited pro forma information for the fiscal year ended December 28, 2013 and December 29, 2012 assumes the acquisition of Fiberweb occurred as of the beginning of the period presented:

In thousands	December 28, 2013	December 29, 2012
Net sales	$1,637,605	$1,639,865
Net income (loss)	(34,751)	(32,737)
The unaudited pro forma information does not purport to be indicative of the results that actually would have been achieved had the operations been combined during the periods presented, nor is it intended to be a projection of future results or trends. During 2013, net sales and operating income (loss) attributable to Fiberweb since the Acquisition Date was $51.9 million and loss of $2.9 million, respectively, excluding amounts related to purchase accounting.
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
The Merger was recorded using the acquisition method of accounting in accordance with the accounting guidance for business combinations and non-controlling interest. The purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of merger and and resulted in goodwill of $86.4 million and intangible assets of $72.0 million, of which $48.5 million related to definite-lived intangible assets and $23.5 million related to indefinite-lived tradenames. Cash and cash equivalents, accounts receivable and accounts payable were stated at their historical carrying values, which approximate their fair value, given the short-term nature of these assets and liabilities. Inventories were recorded at fair value, based on computations which considered many factors including the estimated selling price of the inventory, the cost to dispose the inventory as well as the replacement cost of the inventory, where applicable.
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
The Company has a U.S. based program where certain U.S. based receivables are sold to an unrelated third-party financial institution. Under the current terms of the U.S. agreement, the maximum amount of outstanding advances at any one time is $20.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. In addition, the Company's subsidiaries in Mexico, Colombia, Spain and the Netherlands have entered into factoring agreements to sell certain receivables to an unrelated third-party financial institutions. Under the terms of the non-U.S. agreements, the maximum amount of outstanding advances at any one time is $54.4 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold.
In connection with the acquisition of Fiberweb, the Company acquired an accounts receivable factoring agreement currently in use at a manufacturing location in France. Under the terms of the agreement, the maximum amount of outstanding advances at any one time is $8.3 million, which limitation is subject to change by the third-party financial institution based on the Company's needs. The Company determined that accounts receivable sold under this agreement qualify for sale treatment under ASC 860 as all of the appropriate criteria has been met as of the Acquisition Date.
The following is a summary of receivables sold to the third-party financial institutions that existed at the following balance sheet dates:

In thousands	December 28, 2013	December 29, 2012
Trade receivables sold to financial institutions	$68,091	$48,767
Net amounts advanced from financial institutions	60,216	41,937
Amounts due from financial institutions	$7,875	$6,830
The Company sold $414.0 million and $394.7 million of receivables under the terms of the factoring agreements during the fiscal years ended December 28, 2013 and December 29, 2012, respectively. The Netherlands, which entered into a factoring agreement in March 2012, contributed to the year-over-year increase in receivables sold. The Company pays a factoring fee associated with the sale of receivables based on the dollar of the receivables sold. Amounts incurred for the Successor was $1.2 million during the fiscal year ended December 28, 2013, $1.1 million for the fiscal year ended December 29, 2012, and $0.9 million for the eleven months ended December 31, 2011. The Predecessor incurred fees of $0.1 million for the one month ended January 28, 2011. These amounts are recorded within Foreign currency and other, net in the Consolidated Statements of Operations.
Note 6.  Inventories, Net
At December 28, 2013 and December 29, 2012, the major classes of inventory were as follows:

In thousands	December 28, 2013	December 29, 2012
Raw materials and supplies	$55,544	$41,070
Work in process	19,102	14,299
Finished goods	81,719	39,595
Total	$156,365	$94,964
Inventories are stated at the lower of cost, determined on the first-in, first-out ("FIFO") method, or fair market value. The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to net realizable value. Reserve balances, primarily related to obsolete and slow-moving inventories, were $3.3 million and $3.3 million at December 28, 2013 and December 29, 2012, respectively.
As a result of the acquisition of Fiberweb, the Company increased the carrying value of inventory by $9.3 million in order to adjust to estimated fair value in accordance with the accounting guidance for business combinations. The preliminary change in the fair value of the assets were based on computations which considered many factors including the estimated selling price of the inventory, the cost to dispose of the inventory as well as the replacement cost of the inventory, where applicable. The step-up in inventory value will be amortized into earnings over the period of the Company's normal inventory turns, which approximated two months. As of December 28, 2013, the remaining amount to be amortized into earnings is $2.3 million.
Note 7. Property, Plant and Equipment, Net
The major classes of property, plant and equipment consisted of the following:

In thousands	December 28, 2013	December 29, 2012
Land	$34,857	$31,989
Buildings and land improvements	166,214	116,225
Machinery, equipment and other	569,157	394,862
Construction in progress	28,181	42,227
Subtotal	798,409	585,303
Less: Accumulated depreciation	(175,130)	(106,134)
Total	$623,279	$479,169
Depreciation expense for the Successor was $64.3 million, $58.1 million and $49.3 million for the fiscal year ended December 28, 2013, the fiscal year ended December 29, 2012 and the eleven months ended December 31, 2011, respectively. The Predecessor recorded depreciation expense of $3.4 million during the one month ended January 28, 2011.
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
The changes in the carrying amount of goodwill are as follows:

	Nonwovens
In thousands	Americas	Europe	Asia	Oriented Polymers	Total
December 31, 2011	$45,980	$—	$34,566	$—	$80,546
Acquisitions	—	—	—	—	—
Impairment	—	—	—	—	—
Translation	—	—	62	—	62
Other	—	—	—	—	—
December 29, 2012	$45,980	$—	$34,628	$—	$80,608
Acquisitions	22,198	16,316	—	—	38,514
Impairment	—	—	—	—	—
Translation	—	781	240	—	1,021
Other	—	—	—	—	—
December 28, 2013	$68,178	$17,097	$34,868	$—	$120,143

As of December 29, 2012, the Company had recorded goodwill of $80.6 million. The balance primarily related to the Merger in which $86.4 million was recorded as goodwill. In addition, the Company recorded a $7.6 million impairment charge to goodwill in the fourth quarter of 2011. Other than the amount recorded during 2011, the Company does not have any accumulated impairment losses.
On September 15, 2013, PGI Acquisition Limited, a wholly-owned subsidiary of the Company, entered into an agreement with Fiberweb containing the terms of a cash offer to purchase 100% of the issued and to be issued ordinary share capital of Fiberweb. The Acquisition was consummated on November 15, 2013 and funded on November 27, 2013 with the proceeds of the Bridge Facilities. The purchase price has been allocated to assets acquired and liability assumed based on the preliminary fair value estimates of such assets and liabilities at the date of acquisition. As a result, the Company recorded $38.5 million as goodwill.
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
The following table sets forth the gross amount and accumulated amortization of the Company's intangible assets at December 28, 2013 and December 29, 2012:

In thousands	December 28, 2013	December 29, 2012
Technology	$41,029	$31,900
Customer relationships	86,155	16,869
Loan acquisition costs	30,067	19,472
Other	6,929	446
Total gross finite-lived intangible assets	164,180	68,687
Accumulated amortization	(26,515)	(16,524)
Total net finite-lived intangible assets	137,665	52,163
Tradenames (indefinite-lived)	30,514	23,500
Total	$168,179	$75,663
As of December 28, 2013, the Company had recorded intangible assets of $168.2 million. Included in this amount are loan acquisition costs incurred in association with the Merger. These expenditures represent the cost of obtaining financings that are capitalized in the balance sheet and amortized over the term of the loans to which such costs relate.
As a result of the acquisition of Fiberweb, the Company preliminarily allocated $83.0 million to finite-lived intangible assets, including $69.0 million associated with a customer list and $9.0 million associated with technology. The intangible assets each had a useful life of 15 years. In addition, the Company allocated $2.0 million to an indefinite-lived intangible assets. See Note 4 for additional information regarding the Acquisition.
The following table presents amortization of the Company's intangible assets for the following periods:

	Successor			Predecessor
In thousands	Fiscal Year Ended December 28, 2013	Fiscal Year Ended December 29, 2012	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011
Intangible assets	$7,318	$5,906	$5,485	$66
Loan acquisition costs	2,623	2,665	2,530	51
Total	$9,941	$8,571	$8,015	$117
Estimated amortization expense on existing intangible assets for each of the next five years is expected to approximate $17 million in 2014, $15 million in 2015, $15 million in 2016, $15 million in 2017 and $15 million in 2018.
Note 10.  Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

In thousands	December 28, 2013	December 29, 2012
Accounts payable to vendors	$209,031	$127,969
Accrued salaries, wages, incentive compensation and other fringe benefits	33,889	21,759
Accrued interest	19,063	18,630
Other accrued expenses	45,678	28,547
Total	$307,661	$196,905
Note 11.  Debt
The following table presents the Company's outstanding debt at December 28, 2013 and December 29, 2012:

In thousands	December 28, 2013	December 29, 2012
Senior Secured Notes	$560,000	$560,000
ABL Facility	—	—
Term Loans	293,545	—
Argentina credit facilities:
Argentina Credit Facility — Nacion	8,341	11,674
Argentina Credit Facility — Galicia	3,082	—
China credit facilities:
China Credit Facility — Healthcare	—	15,981
China Credit Facility — Hygiene	24,920	10,977
India Loans	3,216	—
Capital lease obligations	1,092	244
Total long-term debt	894,196	598,876
Short-term borrowings	2,472	813
Total debt	$896,668	$599,689
The fair value of the Company's long-term debt was $933.8 million at December 28, 2013 and $640.0 million at December 29, 2012. The fair value of long-term debt is based upon quoted market prices in inactive markets or on available rates for debt with similar terms and maturities (Level 2).
At December 28, 2013, long-term debt maturities are as follows:

In thousands	Amount
2014	$13,917
2015	28,147
2016	7,135
2017	3,469
2018	283,269
2019 and thereafter	560,000
Total	$895,937
Senior Secured Notes
In connection with the Merger, the Company issued $560.0 million of 7.75% Senior Secured Notes on January 28, 2011. The notes are due in 2019 and are fully and unconditionally guaranteed, jointly and severally on a senior secured basis, by each of the Polymer Group's wholly-owned domestic subsidiaries. Interest on the notes is paid semi-annually on February 1 and August 1 of each year.

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
ABL Facility
On October 5, 2012, the Company entered into a senior secured asset-based revolving credit facility (the "ABL Facility") to provide for borrowings not to exceed $50.0 million, subject to borrowing base availability. The ABL Facility provides borrowing capacity available for letters of credit and borrowings on a same-day basis and is comprised of (i) a revolving tranche of up to $42.5 million (“Tranche 1”) and (ii) a first-in, last out revolving tranche of up to $7.5 million (“Tranche 2”). Provided that no default or event of default was then existing or would arise therefrom, the Company had the option to request that the ABL Facility be increased by an amount not to exceed $20.0 million, subject to certain rights of the administrative agent, swing line lender and issuing banks with respect to the lenders providing commitments for such increase. The facility was set to expire on January 28, 2015.
On November 26, 2013, the Company entered into an amendment to the ABL Facility which increased the Tranche 1 revolving commitments in total by $30.0 million, extended the maturity date to October 5, 2016 as well as made certain other changes to the agreement. In addition, the Company maintained the option to request that the ABL Facility be increased subject to certain rights of the administrative agent, swing line lender and issuing banks with respect to the lenders providing commitments for such increase. However, the option was amended to be an amount not to exceed $80.0 million. The effectiveness of the amendment was subject to the satisfaction of certain specified closing conditions by no later than January 30, 2014, all of which were satisfied prior to the required deadline.
Based on current borrowing base availability, the borrowings under the ABL Facility will bear interest at a rate per annum equal to, at our option, either (A) Adjusted London Interbank Offered Rate (“LIBOR”) (adjusted for statutory reserve requirements) plus (i) 2.00% in the case of Tranche 1 or (ii) 4.00% in the case of Tranche 2; or (B) the higher of (a) the administrative agent's Prime Rate and (b) the federal funds effective rate plus 0.5% (“ABR”) plus (x) 1.00% in the case of Tranche 1 or (y) 3.00% in the case of the Tranche 2. As of December 28, 2013, the Company had no outstanding borrowings under the ABL Facility. The borrowing base availability was $48.5 million based on initial advanced rate formulas prior to the completion of the field exam. Outstanding letters of credit in the aggregate amount of $11.0 million left $37.5 million available for additional borrowings. The aforementioned letters of credit were primarily provided to certain administrative service providers and financial institutions. None of these letters of credit had been drawn on as of December 28, 2013. The field exam was completed in February 2014. As a result, proforma availability as of December 28, 2013 would have increased to $58.5 million.
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
Term Loans
On December 19, 2013, the Company entered into a Senior Secured Credit Agreement (the "Term Loans") with a maturity date upon the earlier of (i) six years from the date of borrowing and (ii) the 91st day prior to the scheduled maturity of our 7.75% Senior Secured Notes. The Term Loans provides for a commitment by the lenders to make secured term loans in an aggregate amount not to exceed $295.0 million, the proceeds of which were used to partially repay amounts outstanding under the Secured Bridge Facility and the Unsecured Bridge Facility.
Borrowings bear interest at a fluctuating rate per annum equal to, at our option, (i) a base rate equal to the highest of (a) the federal funds rate plus 1/2 of 1%, (b) the rate of interest in effect for such day as publicly announced from time to time by Citicorp

North America, Inc. as its "prime rate" and (c) the LIBOR rate for a one-month interest period plus 1.0% (provided that in no event shall such base rate with respect to the Term Loans be less than 2.0% per annum), in each case plus an applicable margin of 3.25% or (ii) a LIBOR rate for the applicable interest period (provided that in no event shall such LIBOR rate with respect to the Term Loans be less than 1.0% per annum) plus an applicable margin of 4.25%. The applicable margin for the Term Loans is subject to a 25 basis point step-down upon the achievement of certain a senior secured net leverage ratio. The Company is required to repay installments on the Term Loans in quarterly installments in aggregate amounts equal to 1.0% per annum of their funded total principal amount, with the remaining amount payable on the maturity date.
The agreement governing the Term Loans, among other restrictions, limit our ability and the ability of our restricted subsidiaries to: (i) incur or guarantee additional debt or issue disqualified stock or preferred stock; (ii) pay dividends and make other distributions on, or redeem or repurchase, capital stock; (iii) make certain investments; (iv) repurchase stock; (v) incur certain liens; (vi) enter into transactions with affiliates; (vii) merge or consolidate; (viii) enter into agreements that restrict the ability of subsidiaries to make dividends or other payments to Polymer; (ix) designate restricted subsidiaries as unrestricted subsidiaries; and (x) transfer or sell assets. In addition, the Term Loans contain certain customary representations and warranties, affirmative covenants and events of default.
Secured Bridge Facility
On September 17, 2013, and subsequently amended on November 27, 2013, the Company entered into a Senior Secured Bridge Credit Agreement (the "Secured Bridge Facility") with a final maturity date of February 1, 2019. The Secured Bridge Facility provided for a commitment by the lenders to make secured bridge loans in an aggregate amount not to exceed $268.0 million, the proceeds of which were used to partially fund the acquisition of Fiberweb. The acquisition, which became effective on November 15, 2013, was funded on November 27, 2013.
Borrowings bear interest at a rate equal to the Eurodollar rate plus an applicable margin of 6.00% for the initial three-month period following the date of borrowing, increasing by 0.50% after each subsequent three-month period, subject to a specified maximum rate. Amounts outstanding were senior secured obligations of ours and unconditionally guaranteed, jointly and severally on a senior secured basis, by Holdings and Polymer’s 100% owned domestic subsidiaries. As a result of the Term Loans and the equity contribution from Blackstone, all outstanding borrowings under the Secured Bridge Facility were repaid and the facility was subsequently terminated.
Unsecured Bridge Facility
On November 27, 2013, the Company entered into a Senior Unsecured Bridge Credit Agreement (the "Unsecured Bridge Facility") with a final maturity date of February 1, 2019. The Unsecured Bridge Facility provided for a commitment by the lenders to make secured bridge loans in an aggregate amount not to exceed $50.0 million, the proceeds of which were used to partially fund the acquisition of Fiberweb. The acquisition, which became effective on November 15, 2013, was funded on November 27, 2013.
Borrowings bear interest at a rate equal to the Eurodollar rate plus an applicable margin of 9.25% for the initial three-month period following the date of borrowing, increasing by 0.50% after each subsequent three-month period, subject to a specified maximum rate. Amounts outstanding were senior secured obligations of ours and unconditionally guaranteed, jointly and severally on a senior secured basis, by Holdings and Polymer’s 100% owned domestic subsidiaries. As a result of the Term Loans and the equity contribution from Blackstone, all outstanding borrowings under the Unsecured Bridge Facility were repaid and the facility was subsequently terminated.
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

In connection with the Merger, the Company repaid and terminated the Argentine peso-denominated loan. In addition, the U.S. denominated loan was adjusted to reflect its fair value as of the date of the Merger. As a result, the Company recorded a contra-liability in Long-term debt and will amortize the balance over the remaining life of the facility. At December 28, 2013, the face amount of the outstanding indebtedness under the U.S. dollar-denominated loan was $8.6 million, with a carrying amount of $8.3 million and a weighted average interest rate of 3.14%.
Argentina Credit Facility - Galicia
On September 27, 2013, the Company's subsidiary in Argentina entered into an arrangement with a banking institution in Argentina in order to partially finance the upgrade of a manufacturing line at its facility located near Buenos Aires, Argentina. The maximum borrowings available under the facility, excluding any interest added to principal, is 20.0 million Argentine pesos (approximately $3.5 million). The three-year term of the agreement began with the date of the first draw down on the facility, which occurred in the third quarter of 2013, with payments required in twenty-five equal monthly installments beginning after one year. Borrowings will bear interest at 15.25%. As of December 28, 2013, the outstanding balance under the facility was $3.1 million. The remainder of the upgrade is expected to be financed by existing cash balances and cash generated from operations.
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
The maximum borrowings available under the facility, excluding any interest added to principal, were $20.0 million. The Company repaid $4.0 million of the principle balance in the fourth quarter of 2012. As a result, the outstanding balance under the Healthcare Facility was $16.0 million at December 29, 2012 with a weighted average interest rate of 5.44%. The final principle payment was made during the fourth quarter using a combination of existing cash balances and cash generated from operations. As a result, the Company had no outstanding borrowing under the Healthcare Facility at December 28, 2013.
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
The maximum borrowings available under the facility, excluding any interest added to principal, were $25.0 million. At December 29, 2012, the outstanding balance under the Hygiene Facility was $11.0 million with a weighted average interest rate of 5.51%. At December 28, 2013, the outstanding balance under the Hygiene Facility was $24.9 million with a weighted-average interest rate of 5.46%. The Company's first payment on the outstanding principal is due in the first quarter of 2014, which the Company expects to fund using existing cash balances and cash generated from operations.
Other Indebtedness
The Company periodically enters into short-term credit facilities in order to finance various liquidity requirements. At December 28, 2013 and December 29, 2012, outstanding amounts related to such facilities were $0.4 million and $0.8 million, respectively, which are being used to finance insurance premium payments. The weighted average interest rate on these borrowings was 2.67% and 2.46%, respectively. Borrowings under these facilities are included in Short-term borrowings in the Consolidated Balance Sheets.
As a result of the acquisition of Fiberweb, the Company assumed control of Terram Geosynthetics Private Limited, a joint venture located in Mundra, India in which the Company maintains a 65% controlling interest. As part of the net assets acquired, the Company assumed $3.8 million of debt that was entered into with a banking institution in India. Amounts outstanding primarily relate to a 14.70% term loan, due in 2017, used to purchase fixed assets. Other amounts relate to a short-term credit facility used to finance working capital requirements and an existing automobile loan.

The Company also has documentary letters of credit not associated with the ABL Facility, Healthcare Facility or the Hygiene Facility. These letters of credit were primarily provided to certain raw material vendors and amounted to $8.5 million and $6.7 million at December 28, 2013 and December 29, 2012, respectively. None of these letters of credit have been drawn upon.
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
The following table presents the fair values of the Company's derivative instruments for the following periods:

	As of December 28, 2013		As of December 29, 2012
In thousands	Notional	Fair Value	Notional	Fair Value
Designated hedges:
Hygiene Euro Contracts	$—	$—	$22,554	$(1,248)
Undesignated hedges:
Bridge Loan Contract	—	—	—	—
Hygiene Euro Contracts	—	—	—	—
Healthcare Euro Contracts	—	—	—	—
Total	$—	$—	$22,554	$(1,248)
Asset derivatives are recorded within Other current assets and liability derivatives are recorded within Accounts payable and accrued expenses on the Consolidated Balance Sheets.
Bridge Loan Contract
On September 17, 2013, the Company entered into a foreign exchange forward contract with a third-party financial institution used to minimize foreign exchange risk on the Secured Bridge Facility and Unsecured Bridge Facility, the proceeds of which were used to fund the Acquisition (the ”Bridge Loan Contract”). The contract allowed the Company to purchase a fixed amount of pounds sterling in the future at a specified U.S. Dollar rate. The Bridge Loan Contract did not qualify for hedge accounting treatment, therefore, it was considered an undesignated hedge. As the nature of this transaction is related to a non-operating notional amount, changes in fair value were recorded in Foreign currency and other, net in the current period.
The Acquisition was funded on November 27, 2013, at which time the Company purchased the underlying pounds sterling amount at the U.S. Dollar rate specified in the contract. Upon settlement, the Company benefited from a strengthening U.S. Dollar, whereby less U.S. Dollars were required to purchase the fixed notional amount. As a result, the Company fulfilled its obligations under the terms of the contract, adjusted the fair value of the Bridge Loan Contract to zero with no gain or loss recognized and terminated the agreement.
Hygiene Euro Contracts
On June 30, 2011, the Company entered into a series of foreign exchange forward contracts with a third-party financial institution used to minimize foreign exchange risk on certain future cash commitments related to the new hygiene line under construction in China (the "Hygiene Euro Contracts"). The contracts allow the Company to purchase fixed amount of Euros on specified future dates, coinciding with the payment amounts and dates of equipment purchase contracts. The Hygiene Euro Contracts qualify for hedge accounting treatment and are considered a fair value hedge; therefore, changes in the fair value of each contract is recorded in Other operating, net along with the gain or loss on the recognized hedged asset or liability that is attributable to the hedged risk. Since inception, the Company amended the equipment purchase contract on the hygiene line to which the Hygiene Euro Contracts are linked. However, the Company modified the notional amounts of the Hygiene Euro Contracts to synchronize with the underlying updated contract payments. As a result, the Hygiene Euro Contracts remained highly effective and continued to qualify for hedge accounting treatment.
In May 2013, the Company completed commercial acceptance of the new hygiene line under construction in China and recorded a liability for the remaining balance due. As a result, the Company removed the hedge designation of the Hygiene Euro Contracts and continued to recognize changes in the fair value of the contracts in current earnings as an undesignated hedge until the final payment date. However, changes in the fair value of the hedged asset that is attributable to the hedged risk has been capitalized in the cost base of the hygiene line and no longer recognized in current earnings. During the fourth quarter of 2013, the Company remitted the final payment on the hygiene line and simultaneously fulfilled its obligations under the Hygiene Euro Contracts.
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
Healthcare Euro Hedges
In February 2010, the Company entered into a series of foreign exchange forward contracts with a third-party financial institution used to hedge the changes in fair value of a firm commitment to purchase equipment related to the new healthcare line under construction in China (the "Healthcare Euro Hedges"). The contracts allow for put and call options that provide for a floor and ceiling price on equipment payments to hedge fluctuations in currency rates between the U.S. dollar and the Euro. The Healthcare Hedges qualify for hedge accounting treatment and are considered a fair value hedge; therefore, changes in the fair value of each contract is recorded in Other operating, net along with the gain or loss on the recognized hedged asset or liability that is attributable to the hedged risk.
Since inception, the Company amended its equipment purchase contract on the healthcare line in which the Healthcare Euro Hedges are linked to. However, the Company modified the notional amounts of the Healthcare Euro Hedges to synchronize with the underlying updated contract payments. As a result, the Healthcare Euro Hedges remained highly effective and continue to qualify for hedge accounting treatment. At January 1, 2011, the fair value of the Healthcare Euro Hedges was $0.5 million recorded within Accounts payable and accrued expenses. In January 2011, the Company settled the Healthcare Euro Hedges for $0.5 million, removed the related liability and terminated the agreement prior to the Merger.
The following table represents the amount of (gain) or loss associated with derivative instruments in the Consolidated Statement of Operations:

In thousands	Successor			Predecessor
	Fiscal Year Ended December 28, 2013	Fiscal Year Ended December 29, 2012	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011
Designated hedges:
Healthcare Euro Hedges	$—	$—	$—	$(29)
Healthcare Euro Contracts	—	—	(544)	(118)
Hygiene Euro Contracts	(449)	(2,559)	3,807	—
Undesignated hedges:
Bridge Loan Contract	—	—	—	—
Healthcare Euro Contracts	—	(147)	809	—
Hygiene Euro Contracts	$(799)	$—	$—	$—
Total	$(1,248)	$(2,706)	$4,072	$(147)
Gains and losses associated with the Company's designated fair value hedges are offset by the changes in the fair value of the underlying transactions. However, once the hedge is undesignated, the fair value of the hedge is no longer offset by the fair value of the underlying transaction. Changes in the fair value of derivative instruments are recognized in Other operating, net on the Consolidated Statements of Operations as they relate to notional amounts used in primary business operations. However, changes in the value of the Bridge Loan Contract were recognized in Foreign currency and other, net as it related to a non-operating notional amount.
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
During the one month ended January 28, 2011, the amount of gain (loss) from the interest rate swap recognized in Accumulated other comprehensive income (loss) by the Predecessor was an immaterial loss. In addition, the amount of loss reclassified from Accumulated other comprehensive income (loss) to Interest expense was $0.2 million for the one month ended January 28, 2011.
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
The following tables present the fair value and hierarchy levels for the Company's assets and liabilities, which are measured at fair value on a recurring basis as of the following periods:

In thousands	Level 1	Level 2	Level 3	December 28, 2013
Assets				(1)
Bridge Loan Contract	$—	$—	$—	$—
Firm commitment	—	—	—	—

Liabilities
Hygiene Euro Contracts	—	—	—	—
Healthcare Euro Contracts	—	—	—	—
(1) At December 31, 2013, the Company did not have any financial assets or liabilities required to be measured at fair value.

In thousands	Level 1	Level 2	Level 3	December 29, 2012
Assets
Firm commitment	$—	$1,248	$—	$1,248

Liabilities
Hygiene contracts	—	(1,248)	—	(1,248)
Healthcare contracts	—	—	—	—
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

The fair values of cash and cash equivalents, accounts receivable, inventories, short-term borrowings and accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of these instruments. The methodologies used by the Company to determine the fair value of its financial assets and liabilities at December 28, 2013 are the same as those used at December 29, 2012. As a result, there have been no transfers between Level 1 and Level 2 categories.
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In the fourth quarter of 2013, the Company performed an impairment test on long-lived assets in Argentina. Based on third-party valuations, the Company determined the fair value of the long-lived assets to be $14.4 million . The amount is considered a non-recurring Level 3 fair value determination.
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
The following table details information regarding the Company's pension plans:

In thousands	U.S. Pension Plans		Non-U.S. Pension Plans
	Fiscal Year Ended December 28, 2013	Fiscal Year Ended December 29, 2012	Fiscal Year Ended December 28, 2013	Fiscal Year Ended December 29, 2012
Pension Plans
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$(16,309)	$(15,219)	$(131,580)	$(105,637)
Service costs	(4)	—	(3,398)	(2,002)
Interest costs	(1,067)	(620)	(4,980)	(5,032)
Participant contributions	—	—	(170)	(173)
Acquisition	(84,932)	—	(1,602)	—
Plan amendments	—	—	622	—
Actuarial gain / (loss)	2,670	(1,451)	2,273	(25,848)
Settlements / curtailments	—	—	—	5,520
Benefit payments	1,322	981	4,917	4,556
Currency translation	—	—	(4,386)	(2,964)
Benefit obligation at end of year	$(98,320)	$(16,309)	$(138,304)	$(131,580)
Change in Plan Assets:
Fair value at beginning of year	$12,172	$11,341	$139,064	$129,365
Actual return on plan assets	2,270	1,091	(877)	12,611
Employer and participant contributions	721	721	4,788	3,493
Acquisition	84,981	—	1,203	—
Settlements / curtailments	—	—	(263)	(4,542)
Benefit payments	(1,322)	(981)	(4,618)	(4,556)
Currency translation	—	—	5,034	2,693
Fair value at end of year	$98,822	$12,172	$144,331	$139,064
Funded (unfunded) status	$502	$(4,137)	$6,027	$7,484
Amounts included in the balance sheet:
Current assets	$—	$—	$—	$263
Other noncurrent assets	—	—	12,133	15,087
Accounts payable and accrued liabilities	—	—	(346)	(334)
Other noncurrent liabilities	502	(4,137)	(5,760)	(7,532)
Net amount recognized	$502	$(4,137)	$6,027	$7,484
The Company has plans whose fair value of plan assets exceeds the benefit obligation. In addition, the Company also has plans whose benefit obligation exceeds the fair value of plan assets. The total amount of prepaid benefit cost included in the net prepaid (accrued) benefit cost recognized for all pension plans approximates $6.5 million and $3.3 million at December 28, 2013 and December 29, 2012, respectively. The accumulated benefit obligation was $232.2 million and $145.9 million at December 28, 2013 and December 29, 2012, respectively.
The following table summarizes the pretax amounts recorded in Accumulated other comprehensive income (loss) for the Company’s pension plans as of December 28, 2013 and December 29, 2012:

In thousands	U.S. Pension Plans		Non-U.S. Pension Plans
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Transition net asset	$—	$—	$—	$—
Net actuarial (gain) loss	1,174	4,688	12,583	7,737
Prior service cost	—	—	—	—
Net amounts recognized	$1,174	$4,688	$12,583	$7,737
The components of the Company's pension related costs for the following periods are as follows:

	U.S. Pension Plans				Non-U.S. Pension Plans
	Successor			Predecessor	Successor			Predecessor
In thousands, except percentage data	Fiscal Year Ended December 28, 2013	Fiscal Year Ended December 29, 2012	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011	Fiscal Year Ended December 28, 2013	Fiscal Year Ended December 29, 2012	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011
Pension Benefit Plans
Components of net periodic benefit cost:
Service cost	$4	$—	$—	$—	$3,398	$2,002	$1,917	$162
Interest cost	1,067	620	646	58	4,980	5,032	5,262	458
Return on plan assets	(2,270)	(1,091)	392	(29)	877	(12,611)	(21,492)	3,785
Curtailment / settlement (gain) loss	—	—	—	—	—	792	—	—
Net amortization of:
Transition costs and other	844	373	(1,260)	(36)	(7,356)	6,911	16,043	(4,293)
Net periodic benefit cost	$(355)	$(98)	$(222)	$(7)	$1,899	$2,126	$1,730	$112
Weighted average assumptions used:
Return on plan assets	5.9 - 7.0%	8.0%	8.0%	8.0%	3.0 - 5.5%	1.5 - 6.0%	2.4 - 6.0%	2.5 - 6.0%
Discount rate	4.6%	3.8%	5.6%	5.4%	3.4 - 8.0%	3.7 - 7.0%	4.0 - 7.3%	4.8 - 8.5%
Salary and wage escalation rate	N/A	N/A	N/A	N/A	2.8 - 4.5%	2.0 - 4.5%	2.0 - 4.5%	2.0 - 4.5%
During the fourth quarter of 2012, the Company completed the liquidation of two pension plans related to its former Dominion Textile, Inc. business in Canada. All pension benefits legally owed to plan participants were fully paid from plan assets by the end 2012. Excess plan assets left in the trust after all participants were paid was $0.3 million and is reported within Other current assets in the Company's Consolidated Balance Sheet at December 29, 2012. The surplus was received by the Company in the first quarter of 2013. As a result of the liquidation of these plans, the Company recognized a settlement loss of $0.8 million within Special charges, net in the Company's Consolidated Statement of Operations.
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
The Company’s practice is to fund amounts for its qualified pension plans at least sufficient to meet the minimum requirements set forth in applicable employee benefit laws and local tax laws. In addition, the Company manages these plans to ensure that all present and future benefit obligations are met as they come due. During 2014, employer contributions are expected to approximate $5.0 million. As well, the Company expects to recognize amortization of actuarial gains/losses as components of net periodic benefit cost of $0.1 million.
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
The plans’ weighted-average asset allocations by asset category are as follows:

	December 28, 2013	December 29, 2012
Cash	12%	1%
Equity Securities	30%	31%
Fixed Income Securities	58%	68%
Total	100%	100%

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
The fair value of the Company's pension plan assets at December 28, 2013 by asset category is as follows:

In thousands	Total	Level 1	Level 2	Level 3
Cash	$28,671	$28,671	$—	$—
Equity securities:
U.S. equities (a)	16,566	11,023	5,543	—
Foreign equities (b)	16,233	4,993	11,240	—
Global equity funds (c)	37,697	5,079	32,618	—
Emerging markets (d)	2,423	1,083	1,340	—
Total equity securities	72,919	22,178	50,741	—
Fixed income securities:
U.S. fixed income funds (e)	43,069	11,030	27,332	4,707
Foreign fixed income funds (f)	97,264	—	97,264	—
Total fixed income securities	140,333	11,030	124,596	4,707
Insurance funds	1,230	—	—	1,230
Total	$243,153	$61,879	$175,337	$5,937

(a)	This category consists of commingled and registered mutual funds that focus on equity securities of U.S companies. It includes both indexed and actively managed funds.

(b)	This category consists of commingled and registered mutual funds that focus on equity securities of companies outside of the U.S. It includes both indexed and actively managed funds.

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
The following table details information regarding the Company's postretirement plans:

In thousands	U.S. Postretirement Plans		Non-U.S. Postretirement Plans
	Fiscal Year Ended December 28, 2013	Fiscal Year Ended December 29, 2012	Fiscal Year Ended December 28, 2013	Fiscal Year Ended December 29, 2012
Postretirement Benefit Plans
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$—	$—	$(4,864)	$(4,908)
Additional benefit obligations	—	—	—	—
Service costs	—	—	(59)	(69)
Interest costs	(11)	—	(187)	(218)
Acquisition	(2,030)	—	(1,419)	—
Actuarial gain / (loss)	7	—	305	(394)
Settlements / curtailments	—	—	182	364
Benefit payments	—	—	381	407
Currency translation	—	—	150	(46)
Benefit obligation at end of year	$(2,034)	$—	$(5,511)	$(4,864)
Change in Plan Assets:
Fair value at beginning of year	$—	$—	$—	$—
Actual return on plan assets	—	—	—	—
Employer and participant contributions	—	—	381	407
Benefit payments	—	—	(381)	(407)
Currency translation	—	—	—	—
Fair value at end of year	$—	$—	$—	$—
Funded status	$(2,034)	$—	$(5,511)	$(4,864)
Amounts included in the balance sheet:
Other noncurrent assets	$—	$—	$—	$—
Accounts payable and accrued liabilities	(119)	—	(492)	(449)
Other noncurrent liabilities	(1,915)	—	(5,019)	(4,415)
Net amount recognized	$(2,034)	$—	$(5,511)	$(4,864)
The following table summarizes the pretax amounts recorded in Accumulated other comprehensive income (loss) for the Company’s postretirement benefit plans as of December 28, 2013 and December 29, 2012:

In thousands	U.S. Postretirement Plans		Non-U.S. Postretirement Plans
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Transition net asset	$—	$—	$—	$—
Net actuarial (gain) loss	(7)	—	(12)	443
Prior service cost	—	—	—	—
Net amounts recognized	$(7)	$—	$(12)	$443
The components of the Company's postretirement related costs for the following periods are as follows:

	U.S. Postretirement Plans				Non-U.S. Postretirement Plans
	Successor			Predecessor	Successor			Predecessor
In thousands, except percentage data	Fiscal Year Ended December 28, 2013	Fiscal Year Ended December 29, 2012	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011	Fiscal Year Ended December 28, 2013	Fiscal Year Ended December 29, 2012	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011
Postretirement Benefit Plans
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—	$59	$69	$75	$7
Interest cost	11	—	—	—	187	218	279	24
Curtailment / settlement (gain) loss	—	—	—	—	114	186	(556)	—
Net amortization of:
Transition costs and other	—	—	—	—	35	26	—	(26)
Net periodic benefit cost	$11	$—	$—	$—	$395	$499	$(202)	$5
Weighted average assumptions used:
Discount rate	4.6%	N/A	N/A	N/A	4.1 - 4.8%	3.5 - 7.0%	5.3 - 8.0%	5.0 - 8.5%
Salary and wage escalation rate	N/A	N/A	N/A	N/A	3.0%	3.0 - 4.5%	3.0 - 4.5%	3.0 - 4.5%
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

	December 28, 2013	December 29, 2012
Weighted average health care cost trend rate assumed for next year	6.44%	6.42%
Rate to which the cost trend is expected to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reached the ultimate trend rate	2028	2028
A one-percentage point increase in the assumed health care cost trend rate would have increased aggregate service and interest cost in 2013 by less than $0.1 million and the accumulated postretirement benefit obligation as of December 28, 2013 by $0.1 million. A one-percentage point decrease in the assumed health care cost trend rate would have decreased aggregate service and interest cost in 2013 by less than $0.1 million and the accumulated postretirement benefit obligation as of December 28, 2013 by $0.1 million.
Expected Benefit Payments
The following table reflects the total benefits projected to be paid from the pension plans or from the Company’s general assets, under the current actuarial assumptions used for the calculation of the projected benefit obligations. Therefore, actual payments may differ from projected benefit payments. The expected level of payments to, or on the behalf of, participants is as follows:

In thousands	Pension	Postretirement
2014	$5,770	$606
2015	5,830	547
2016	6,133	548
2017	6,867	534
2018	7,186	544
2019 to 2023	46,224	2,581
For the fiscal year ended December 28, 2013 and December 29, 2012, reclassifications out of accumulated other comprehensive income (loss) totaled $0.4 million and less than $0.1 million. These amounts related to net actuarial gains/losses included in the computation of net periodic benefit cost for both pension and postretirement benefit plans.
Defined Contribution Plans
The Company sponsors several defined contribution plans through its domestic subsidiaries covering employees who meet certain service requirements. The Company makes contributions to the plans based upon a percentage of the employees’ contribution in the case of its 401(k) plans or upon a percentage of the employees’ salary or hourly wages in the case of its noncontributory money purchase plans. The cost of the plans was $2.7 million, $2.5 million and $2.5 million for fiscal 2013, 2012 and 2011, respectively.
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
Predecessor Equity Compensation Plans
The Predecessor adopted various compensation plans to attract, retain and motivate directors, officers and employees of the Company and its subsidiaries. These plans included nonqualified stock options of common stock, restricted shares and restricted share units. In association with the Merger, the Predecessor's stock options, as well as the restricted shares and restricted share units, vested, if unvested, and were canceled and converted into the right to receive cash for each share, without interest, on January 28, 2011. With respect to the Company's stock options, the amount in cash was adjusted by the exercise price of $6.00 per share. As a result, the Company recognized $12.7 million in the Consolidated Statement of Operations related to the accelerated vesting of its stock options, restricted shares and restricted share units during the one month ended January 28, 2011.
In addition, the Company maintained an employment agreement with its former Chief Executive Officer that provided for a one-time award of equity and cash at the expiration date of the agreement. The equity award component was dependent upon an ending stock price at the measurement date and the cash component would have been equal to thirty percent of the equity award component. In contemplation of the Merger, the former Chief Executive Officer entered into a new employment agreement which became effective as of the time of the Merger and superseded the previous employment agreement. Accordingly, the former Chief Executive Officer has no further rights under the previous employment agreement.
Successor Equity Compensation Plans
In January 2011, Holdings adopted an Incentive Stock Plan (the “2011 Plan”), pursuant to which Holdings will grant equity-based awards to selected employees and directors of the Company. The 2011 Plan, which included time-based, performance-based and exit-based options as well as restricted stock units, provided that 22,289 shares of common stock of Holdings are available for grant.
On June 17, 2013, Veronica Hagen and the Company entered into a Retirement Agreement (the "Retirement Agreement") whereby she retired from the position of President and Chief Executive Officer effective June 19, 2013 and retired from the Company on August 31, 2013. Per the terms of the Retirement Agreement, the Company modified her equity-based awards in that certain time-based and exit-based awards became fully vested, with all remaining awards forfeited. Per ASC 718, the change in vesting conditions was treated as a Type III modification whereby the original equity awards are considered forfeited and new, fully vested awards are granted.

On June 18, 2013, the Company announced the appointment of J. Joel Hackney Jr. as President and Chief Executive Officer, effective June 19, 2013. Per the terms of his employment agreement, Mr. Hackney received 9,000 equity-based awards, which included 3,000 restricted stock units. As a result, the Company amended the 2011 Plan to increase the number of shares of Holdings common stock available for grant from 22,289 to 31,289. At December 28, 2013, the indirect parent has 4,894 shares available for future incentive awards.
On July 3, 2013, Michael Hale accepted the position of Senior Vice President and Advisor to the Chief Executive Officer and subsequently announced his retirement from the Company effective January 31, 2014. Other than the change in title and role, all of the terms and conditions of his employment agreement remain as indicated except for certain modification to his equity-based awards in that certain time-based awards became fully vested. Per ASC 718, the change in vesting conditions was treated as a Type III modification whereby the original equity awards are considered forfeited and new, fully vested awards are granted.
During 2013, the Board of Directors reviewed the historical and projected financial performance of the Company in regard to the satisfaction of the performance-vested options. Under the current vesting conditions, a performance-based option would become vested if certain free cash flow targets are achieved in either a given fiscal year or based on cumulative targets over multiple fiscal years. As none of these targets have been achieved since the date of grant and, based on recent performance, not expected to be satisfied in the next several years, the Board of Directors decided to modify the terms of the performance-vesting options. As a result, on August 30, 2013, vesting terms for all performance-based options were modified to vest on terms similar to existing exit-based options, substituting 15% for 20% as the required annual internal rate of return component. In addition, to align the vesting conditions between the amended performance-based options and the exit-based options, the vesting terms of the exit-based options were modified to reduce the required annual internal rate of return component to 15%.
Stock Options
Options granted under the 2011 Plan expire on the tenth anniversary date of the date of grant and vest based on the type of option granted. Time-based options vest based upon the passage of time in equal installments at the respective anniversaries of the date of grant. Modified performance-based options and exit-based options vest on the date, if any, when Blackstone receives cash proceeds with respect to its investment in the Company's equity securities that meets a specified financial yield. All options are subject to continued employment with the Company.
Changes in options outstanding under the 2011 Plan are as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding - January 1, 2011	—	$—
Granted	17,699	1,000
Canceled / Forfeited	(842)	1,000
Exercised	—	—
Outstanding - December 31, 2011	16,857	1,000
Granted	4,582	1,000
Canceled / Forfeited	(979)	1,000
Exercised	—	—
Outstanding - December 29, 2012	20,460	1,000
Granted	6,817	1,000
Canceled / Forfeited	(3,882)	1,000
Exercised	—	—
Outstanding - December 28, 2013	23,395	$1,000
Exercisable - December 28, 2013	2,738	$1,000
The fair value of each time-based award is expensed on a straight-line basis over the requisite service period, which is generally the three or five year vesting period of the options. However, for options granted with performance target requirements, compensation expense would have been recognized when it was probable that both the performance target will be achieved and the requisite service period was satisfied. Compensation expense is not recognized for modified performance-based options and exit-based options until they vest. As of December 28, 2013, unrecognized compensation expense related to non-vested options granted under the 2011 Plan totaled $2.2 million.

The weighted-average fair value of stock options granted during fiscal 2013 and 2012 was $568.420 and $275.079, respectively, using the Black-Scholes option pricing model. The following weighted-average assumptions were used:

	Fiscal 2013	Fiscal 2012
Risk-free interest rate	1.55%	0.35%
Dividend yield	—%	—%
Expected life	6.4 years	3.3 years
Volatility	59.00%	38.02%
As the Company does not have sufficient historical volatility data for the common stock of Holdings, the stock price volatility utilized in the fair value calculation is based on the Company's peer group in the industry in which it does business. The risk-free interest rate is based on the yield-curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. Prior to 2013, the expected life was based on the vesting schedule of the options and their contractual life, taking into consideration the expected time in which the share price of the option would exceed the exercise price of the option. However, subsequent equity grants utilize the Simplified Method as allowed under SAB Topic 14 to derive the expected life assumption. The estimated fair value of the options that have been granted under the 2011 Plan were determined using a third-party valuation specialist.
Restricted Stock Units
Restricted stock units represent a promise to deliver shares to the individual at a future date if certain vesting conditions are met. Under the Holdings Plan, restricted stock unit's will become vested on the third anniversary of the date of grant and will be settled in shares of Holdings. Dividend equivalent shares will accrue if dividends are paid on Holdings common stock and will vest proportionately with the restricted stock unit's to which they relate.
Changes in restricted stock units outstanding under the 2011 Plan are as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding - December 29, 2012	$—	$—
Granted	3,000	1,000
Canceled / Forfeited	—	—
Exercised	—	—
Outstanding - December 28, 2013	3,000	$1,000
The fair value of each restricted stock unit is measured as the grant-date price of the common stock which is expensed on a straight-line basis over the three year vesting period. As of December 28, 2013, unrecognized compensation expense related to non-vested restricted stock units granted under the 2011 Plan totaled $2.5 million.
Call Option on Common Stock
Under the 2011 Plan, the Company set forth a management equity subscription agreement whereby certain selected employees of the Company were able to invest in shares of Holding’s common stock. The agreement contains an employer call option clause that states that the Company can repurchase the common stock from the employee prior to the third anniversary of the purchase date. This feature creates an in-substance service period because the employer can repurchase the shares at the original purchase price (or less) if the employee terminates within the specified time period. The employee does not partake in any of the risks or rewards of stock ownership until the end of the three year implied service period. As a result, the cash acquired by the Company for the common stock shares have been recorded as a liability, as they are subject to repayment upon employee termination and compensation cost will be recognized over the implied three-year requisite service period equal to the fair value of the call option.
Other Compensation Agreements
In contemplation of the Merger, the former Chief Executive Officer entered into an employment agreement which became effective as of the time of the Merger. The agreement provided that as long as Ms. Hagen was an employee in good standing on April 23, 2013, that she would be entitled to a one-time grant of shares in Holdings having a value equal to $694,000 (the “Equity Award”). In accordance with the terms of her employment agreement, Ms. Hagen received the equity award of 694 shares of

Holdings common stock (less applicable withholding taxes) on the appropriate date. The Company recognized compensation expense on a straight-line basis over the requisite service period and has no further obligations under the agreement.
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

In thousands	Fiscal Year Ended December 28, 2013	Fiscal Year Ended December 29, 2012	Fiscal Year Ended December 31, 2011
Stock options	$950	$532	$441
Restricted stock units	500	—	—
Employee call option	2,443	—	—
Equity award	97	310	287
Total	$3,990	$842	$728
Note 16.  Income Taxes
The provision for income taxes was computed based on the following components of income (loss) before income tax expense and discontinued operations:

In thousands	Successor			Predecessor
	Fiscal Year Ended December 28, 2013	Fiscal Year Ended December 29, 2012	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011
Domestic	$(63,783)	$(44,664)	$(75,910)	$(19,238)
Foreign	2,918	26,281	2,809	1,485
Total	$(60,865)	$(18,383)	$(73,101)	$(17,753)
The components of income tax (provision) benefit for the respective periods are as follows:

In thousands	Successor			Predecessor
	Fiscal Year Ended December 28, 2013	Fiscal Year Ended December 29, 2012	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011
Current:
Federal and state	$3,947	$397	$17,115	$(302)
Foreign	(12,474)	(9,175)	(17,498)	(247)
Deferred:
Federal and state	22,688	90	—	—
Foreign	8,432	1,033	3,655	—
Income tax (provision) benefit	$22,593	$(7,655)	$3,272	$(549)
The income tax (provision) benefit differs from the amount of income taxes determined by applying the applicable U.S. federal statutory rate of 35% to pretax income as a result of the following differences:

In thousands	Successor			Predecessor
	Fiscal Year Ended December 28, 2013	Fiscal Year Ended December 29, 2012	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011
Computed income tax (provision) benefit at statutory rate	$21,303	$6,435	$25,585	$6,214
State income taxes, net of U.S. federal tax benefit	(540)	(5)	1,207	(27)
Change in valuation allowance	(7,120)	(17,035)	(30,823)	(6,579)
Local country withholding tax	(5,307)	(800)	(3,574)	(157)
Tax attribute carryforward expiration	—	—	—	—
Intra-period allocation rule exception	5,201	—	970	—
Foreign rate difference	8,962	3,852	(6,338)	56
Change in U.S. Personal Holding Company liability	—	—	16,221	(54)
Other	94	(102)	24	(2)
Income tax (provision) benefit	$22,593	$(7,655)	$3,272	$(549)
In the fourth quarter of 2013, Mexico passed and implemented tax reform. Among the many changes, the IETU tax regime was repealed. The PGI Mexico subsidiary was paying tax under the IETU tax regime and all deferred taxes were on the balance sheet using the attributes of the IETU tax regime. With the appeal, the PGI Mexico subsidiary had to remove all deferred tax items related to the IETU and replace them with the attributes consistent with the ISR, or income tax regime. The income statement impact on the tax expense related to this change was benefit of $4.1 million.
During 2011, the Company determined that it may be subject to Personal Holding Company ("PHC") tax for past periods and established a liability in accordance with the recognition provisions of ASC 740 "Income Taxes" (ASC 740"). However, in the fourth quarter of 2011, the IRS issued a favorable ruling determining the Company was not a PHC. As a result, the Company released in its entirety the the unrecognized tax benefit (the “UTB”) associated with the PHC matter during the December 31, 2011 tax year. It included $2.2 million related to the expiration of the statute of limitations and $14.0 million related to the favorable Internal Revenue Service (the “IRS”) ruling.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as net operating losses and other tax credit carryforwards.
Deferred income tax assets and liabilities consist of the following:

In thousands	December 28, 2013	December 29, 2012
Deferred tax assets:
Provision for bad debts	$1,169	$1,263
Inventory capitalization and allowances	1,992	146
Net operating loss and capital loss carryforwards	223,013	183,917
Tax credits	5,748	3,681
Employee compensation and benefits	10,322	10,732
Property, plant and equipment	—	—
Other, net	14,509	18,291
Total deferred tax assets	256,753	218,030
Valuation allowance	(201,112)	(203,837)
Net deferred tax assets	$55,641	$14,193

Deferred tax liabilities:
Property, plant and equipment, net	$(20,773)	$(29,832)
Intangibles	(33,643)	(4,593)
Stock basis of subsidiaries	—	(281)
Undistributed Earnings	(12,477)	(1,762)
Other, net	(6,532)	(6,608)
Total deferred tax liabilities	(73,425)	(43,076)
Net deferred tax liabilities	$(17,784)	$(28,883)
The Company records a deferred tax liability associated with the excess of book basis over tax basis in the shares of subsidiaries not considered indefinitely invested. At December 28, 2013, the Company has not provided deferred income taxes on approximately $50.7 million of unremitted earnings of its foreign subsidiaries where the earnings are considered indefinitely invested. If management decided to repatriate these earnings, they would become taxable and would incur approximately $19.6 million of tax. In the event of additional tax, unrecognized tax attributes may be available to reduce some portion of any U.S. income tax liability.
After Internal Revenue Code Section 382 (“Section 382”) limitations, the Company has $321.3 million of U.S. federal operating loss carryforwards that expire between 2024 and 2033. In addition, the Company has $659.8 million of aggregated state operating loss carryforwards that expire over various time periods, and has $286.5 million of foreign operating loss carryforwards, of which $153.8 million have an unlimited carryforward life and $93.0 million expire between 2014 and 2022. The remaining $39.7 million of foreign operating loss carryforwards expire between 2014 and 2033. The Company has potential tax benefits of $1.7 million of tax credit carryforwards on foreign jurisdictions, all of which expire between 2014 and 2023. The Company has $1.5 million of AMT credit with an unlimited carryforward life.
A valuation allowance is recorded when, based on the weight of the evidence, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the likelihood that a deferred tax asset will be realized, management considers, among other factors, the trend of historical and projected future taxable income, the scheduled reversal of deferred tax liabilities, the carryforward period for net operating losses and credits as well as tax planning strategies available to the Company. After consideration of all available evidence both positive and negative, the Company has determined that valuation allowances of $201.1 million and $203.8 million are appropriate as of December 28, 2013 and December 29, 2012, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, included in Other noncurrent liabilities in the accompanying Consolidated Balance Sheet, excluding potential interest and penalties associated with uncertain tax positions, is as follows:

In thousands	Successor			Predecessor
	Fiscal Year Ended December 28, 2013	Fiscal Year Ended December 29, 2012	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011
Unrecognized tax benefits at beginning of period	$12,794	$12,892	$24,704	$24,357
Gross increases for tax positions of prior years	—	—	—	—
Gross decreases for tax positions of prior years	(260)	(127)	(11,654)	(239)
Increases in tax positions for the current year	1,753	2,085	2,621	141
Lapse of statute of limitations	(1,873)	(1,810)	(2,898)	—
Purchase accounting adjustment	2,594	—	—	445
Currency translation	(727)	(246)	119	—
Unrecognized tax benefits at end of period	$14,281	$12,794	$12,892	$24,704
The total amount of UTBs as of December 28, 2013 and December 29, 2012 were $23.6 million and $25.0 million, respectively. These amounts include accrued interest and penalties of $9.3 million and $12.2 million at December 28, 2013 and December 29, 2012, respectively. Further, UTBs of $23.6 million represent the amount that, if recognized, would affect the effective tax rate of the Company in future periods. Included in the balance as of December 28, 2013 was $3.8 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in UTBs comprised of items related to lapse of statute of limitations or settlement of issues. The Company continues to recognize interest and/or penalties related to income taxes as a component of income tax expense.
During 2013, Mexico initiated a tax amnesty program that provides a reduction in taxes owed and the elimination of all related penalties and interest. In May 2013, the Company exercised its right under the amnesty program related to the country's Asset Tax. As a result, the Company recorded a discrete tax expense of $2.9 million during the second quarter associated with the amnesty program. In July 2013, Colombia initiated a tax amnesty program under which the Company filed for tax amnesty for the 2007 tax year related to a transfer pricing issue. The Colombia tax authorities accepted the amnesty request and as a result, the Company paid $0.5 million to settle the outstanding issue.
During 2012, the Company completed a sale of leased equipment between its' Netherlands and Colombia subsidiaries. At December 29, 2012, the capitalized assets have a book value of $20.7 million, which will be depreciated over the remaining useful life of the equipment. The Company recognized no gain or loss on this intercompany transaction. However, due to different tax rates in each jurisdiction, the transaction resulted in a deferred tax expense of $0.1 million at December 28, 2013 and a deferred tax benefit of $1.2 million at December 29, 2012 which the Company recorded within Additional paid-in-capital during 2012. The equity adjustment will be recognized in earnings over the remaining useful life of the equipment.
Management judgment is required in determining tax provisions and evaluating tax positions. Although management believes its tax positions and related provisions reflected in the consolidated financial statements are fully supportable, it recognizes that these tax positions and related provisions may be challenged by various tax authorities. These tax positions and related provisions are reviewed on an ongoing basis and are adjusted as additional facts and information become available, including progress on tax audits, changes in interpretations of tax laws, developments in case law and closing of statute of limitations. The Company’s tax provision includes the impact of recording reserves and any changes thereto. As of December 28, 2013, the Company has a number of open tax years with various taxing jurisdictions that range from 2003 to 2013. The results of current tax audits and reviews related to open tax years have not been finalized, and management believes that the ultimate outcomes of these audits and reviews will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
The major jurisdictions where the Company files income tax returns include the United States, Canada, China, India, the Netherlands, France, Germany, Spain, United Kingdom, Italy, Mexico, Colombia, and Argentina. The U.S. federal tax returns have been examined through fiscal 2004 and the various taxing jurisdictions generally remain open and subject to examination by the relevant tax authorities for the tax years 2003 through 2013.
As a result of the acquisition of Fiberweb, the Company now has operations in the U.S., France, United Kingdom, Germany, Italy and India. Based on the weight of the evidence, it is management's opinion, it is more likely than not that some portion, or all, of the deferred tax assets associated with these entities will not be realized. Therefore, the net deferred tax asset associated with these entities were fully valued as of the opening balance sheet date.
The Fiberweb U.S. operations are owned directly by Fiberweb PLC. Through tax planning, the U.S. entities became part of the Company's U.S. consolidated federal tax return on December 22, 2013. However, on the Acquisition Date, these entities were not part of the Company's U.S. consolidated federal tax return and as a result, it was management's opinion that it was more likely than not that these entities would recognize their deferred tax assets. Therefore, there were no valuation allowances established at the opening balance sheet date. Once they became part of the Company's U.S. consolidated federal tax return, these amounts became fully valued. Fiberweb entities in the U.S. have a net deferred tax liability which created a tax benefit of $22.8 million.
Note 17.  Shareholders’ Equity
In connection with the Merger on January 28, 2011, all existing shares of Polymer Group, Inc's common and preferred stock were canceled and converted into the right to redeem for a portion of the merger consideration. As a result of the Merger, Scorpio Acquisition Corporation owns 100% of the Company's issued and outstanding common stock.
Common Stock
The authorized share capital of the Company is $10, consisting of 1,000 shares, par value $0.01 per share. The Company did not pay any dividends during fiscal years 2013 or 2012 and intends to retain future earnings, if any, to finance the further expansion and continued growth of the business. In addition, our indebtedness obligations limit certain restricted payments, which include dividends payable in cash, unless certain conditions are met.
Additional Paid-in-Capital
In January 2011, Blackstone, along with certain members of the Company's management, contributed $259.9 million through the purchase of Holdings. In accordance with push-down accounting, the basis in these shares of common stock has been pushed down from Holdings to the Company. Amounts related to Blackstone and certain board members are recorded in Additional paid-in capital. The remaining portion, related to certain members of the Company's management, are recorded in Other noncurrent liabilities as they contain a three-year call option feature which specifies that the employer can repurchase the shares at the original purchase price (or less) if the employee terminates within the specified time period. Subsequent to January 28, 2011, certain members of the Company's management and certain board members purchased common stock of Holdings. In addition, the Company has repurchased common stock from former employees. At December 28, 2013, the net amount purchased was $1.4 million and accordingly, the Company recorded the basis in these shares as additional paid-in capital or as a noncurrent liability, as necessary.
On December 18, 2013, the Company received an additional equity investment of $30.7 million from Blackstone (the "Equity Investment"). The Equity Investment, along with the proceeds received from the Term Loans, were used to repay all outstanding borrowings under the Senior Secured Bridge Credit Agreement and the Senior Unsecured Bridge Credit Agreement.
Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) are as follows:

In thousands	December 28, 2013	December 29, 2012
Currency translation	$7,705	$(1,003)
Employee benefit plans, net of tax of ($2,204) as of December 28, 2013 and ($896) as of December 29, 2012	(15,811)	(13,766)
Change in the fair value of cash flow hedges, net of tax	—	—
Total	$(8,106)	$(14,769)
Note 18.  Special Charges, Net
As part of our business strategy, the Company incurs amounts related to corporate-level decisions or Board of Director actions. These actions are primarily associated with initiatives attributable to restructuring and realignment of manufacturing operations and management structures as well as the pursuit of certain transaction opportunities when applicable. In addition, the Company evaluates its long-lived assets for impairment whenever events or changes in circumstances including the aforementioned, indicate that the carrying amounts may not be recoverable. These amounts are included in Special charges, net in the Consolidated Statement of Operations. A summary for each respective period is as follows:

	Successor			Predecessor
In thousands	Fiscal Year Ended December 28, 2013	Fiscal Year Ended December 29, 2012	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011
Restructuring and plant realignment costs
Internal redesign and restructure of global operations	$2,291	$12,403	$—	$—
Plant realignment costs	8,395	4,096	1,515	194
IS support initiative	25	867	—	—
Other restructure initiatives	42	511	—	—
Total restructuring and plant realignment costs	10,753	17,877	1,515	194
Acquisition and merger related costs
Blackstone acquisition costs	37	452	27,919	6,137
Fiberweb acquisition costs	18,306	—	—	—
Accelerated vesting of share-based awards	—	—	—	12,694
Total acquisition and merger related costs	18,343	452	27,919	18,831
Other special charges
Colombia flood	—	57	1,037	1,685
Goodwill impairment	—	—	7,647	—
Asset impairment charges	2,259	—	1,620	—
Other charges	1,833	1,206	1,607	114
Total other special charges	4,092	1,263	11,911	1,799
Total	$33,188	$19,592	$41,345	$20,824
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
Costs incurred for the respective periods presented consisted of the following:

	Successor			Predecessor
In thousands	Fiscal Year Ended December 28, 2013	Fiscal Year Ended December 29, 2012	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011
Employee separation	$171	$8,788	$—	$—
Professional consulting fees	1,603	1,589	—	—
Relocation, recruitment and other	517	2,026	—	—
Total	$2,291	$12,403	$—	$—
Plant Realignment Costs
The Company incurs costs associated with ongoing restructuring initiatives intended to result in lower working capital levels and improve operating performance and profitability. Costs associated with these initiatives include improving manufacturing productivity, reducing headcount, realignment of management structures, reducing corporate costs and rationalizing certain assets, businesses and employee benefit programs. Costs incurred for the respective periods presented primarily consisted of plant realignment initiatives in the Americas and Europe regions. However, amounts recorded in the current period primarily relate to costs incurred in association with our acquisition of Fiberweb.
IS Support Initiative

During 2012, the Company launched an initiative to utilize a third-party service provider for its Information Systems support tactical functions, including: service desk; desktop/end-user computing; server administration; network services; data center operations; database and applications development; and maintenance. Cost incurred for the respective periods presented primarily consisted of employee separation and severance expenses.
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
Amounts accrued for Restructuring and Plant Realignment costs are included in Accounts payable and accrued expenses in the Consolidated Balance Sheets. Changes in the Company's reserves for the respective periods presented were as follows:

	Successor			Predecessor
In thousands	Fiscal Year Ended December 28, 2013	Fiscal Year Ended December 29, 2012	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011
Beginning balance	$6,278	$1,100	$1,694	$1,726
Additions	8,634	15,074	1,515	194
Acquisitions	2,010	—	—	—
Cash payments	(8,343)	(9,930)	(2,022)	(220)
Adjustments	(119)	34	(87)	(6)
Ending balance	$8,460	$6,278	$1,100	$1,694
The Company accounts for its restructuring programs in accordance with ASC 712, "Compensation - Non-retirement Postemployment Benefits" ("ASC 712"). Programs in existence prior to the acquisition of Fiberweb are substantially complete with any year-end accrued liability remaining to be paid in early 2014. As a result of the acquisition of Fiberweb, the Company has initiated several restructuring programs to integrate and optimize the combined footprint. Projected costs for these programs are expected to range between $16.0 million and $23.0 million.
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
Fiberweb Acquisition Costs
As a result of the Acquisition on November 15, 2013, the Company incurred direct acquisition costs associated with the transaction including investment banking, legal, accounting and other fees for professional services. Other expenses included direct financing costs associated with both the Secured Bridge Facility and the Unsecured Bridge Facility, as well as with the Term Loans. These costs have been capitalized as intangible assets on the Consolidated Balance Sheet as of the date of the Acquisition.
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
Other Special Charges
Colombia Flood

In December 2010, a severe rainy season impacted many parts of Colombia and caused the Company to temporarily cease manufacturing at its Cali, Colombia facility due to a breach of a levy and flooding at the industrial park where its manufacturing facility is located. The Company established temporary offices away from the flooded area and worked with customers to meet their critical needs through the use of our global manufacturing base. The facility re-established manufacturing operations on April 4, 2011 and operations reached full run rates in third quarter of 2011. The costs related to restoration of the facility were net of insurance proceeds. In addition, the Company capitalized $8.0 million of costs that were incurred to bring the manufacturing equipment to a functional state during 2011.
Goodwill Impairment
Goodwill is tested and reviewed annually for impairment during the fourth quarter or whenever there is a significant change in events or circumstances that indicate that the fair value of the asset may be less than the carrying amount of the asset. In the fourth quarter of 2011, the Company performed its annual impairment test of goodwill in accordance with current accounting standards. As a result, the Company recorded a $7.6 million non-cash impairment charge attributable to reporting units in Asia and the Americas.
Asset Impairment
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In the fourth quarter of 2013, the Company performed an impairment test on long-lived assets in Argentina. Based on third-party valuations, the Company determined the fair value of the long-lived assets to be $14.4 million fair value. As a result, the Company recorded an non-cash impairment charge of $2.2 million to adjust the carrying value to its fair value. In addition, a $1.6 million non-cash impairment charge was recorded during the fourth quarter of 2011. The charge related to the fair value adjustment of a former manufacturing facility in North Little Rock, Arkansas.
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
Amounts associated with these components for the respective periods are as follows:

	Successor			Predecessor
In thousands	Fiscal Year Ended December 28, 2013	Fiscal Year Ended December 29, 2012	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011
Foreign currency gains (losses)	$(2,838)	$151	$(3,298)	$505
Other operating income (expense)	326	136	664	59
Total	$(2,512)	$287	$(2,634)	$564
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
Amounts associated with these components for the respective periods are as follows:

	Successor			Predecessor
In thousands	Fiscal Year Ended December 28, 2013	Fiscal Year Ended December 29, 2012	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011
Foreign currency gains (losses)	$(6,689)	$(3,433)	$(715)	$(150)
Other non-operating income (expense)	(5,496)	(1,701)	(17,921)	68
Total	$(12,185)	$(5,134)	$(18,636)	$(82)
In connection with the refinancing of the Bridge Facilities with the Term Loans, we recognized a loss on the extinguishment of debt of $3.3 million during the fourth quarter of 2013. This amount represented debt issuance costs that were previously capitalized and required to be written off upon the refinancing. During the eleven months ended December 31, 2011, the Company recognized a loss of $18.6 million. Amounts associated with foreign currency losses totaled $0.7 million and other non-operating expenses were $1.3 million. In addition, the Company wrote-off a $16.6 million tax indemnification asset that was established during the Merger.
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
The components of discontinued operations are as follows:

In thousands	Successor			Predecessor
	Fiscal Year Ended December 28, 2013	Fiscal Year Ended December 29, 2012	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011
Revenues	$—	$—	$27,221	$4,060

Pre-tax earnings (loss) from operations	—	—	(6,105)	320
Pre-tax gain (loss) on sale	—	—	(735)	—
Tax (provision) benefit	—	—	557	(138)
Discontinued operations, net	$—	$—	$(6,283)	$182
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
Non-affiliate Leases
The Company leases certain manufacturing, warehousing and other facilities and equipment under operating leases. The leases on most of the properties contain renewal provisions. Future minimum rental payments required under non-affiliate operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 28, 2013 are presented in the following table:

In thousands	Gross Minimum Rental Payments
2014	$14,141
2015	12,660
2016	11,910
2017	11,441
2018	9,067
Thereafter	20,098
Total	$79,317
Rent expense (net of sub-lease income), including incidental leases, was $15.4 million, $14.5 million and $8.3 million for the Successor during the fiscal year ended December 28, 2013, the fiscal year ended December 29, 2012 and the eleven months ended December 31, 2011, respectively. For the one month ended January 28, 2011, rent expense for the Predecessor was $0.9 million. These expenses are generally recognized on a straight-line basis over the life of the lease.
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
Financing Obligation
As a result of the acquisition of Fiberweb, the Company acquired a manufacturing facility in Old Hickory, Tennessee, the assets of which included a utility plant used to generate steam for use in its manufacturing process. Upon completion of its construction in 2011, the utility plant was sold to a unrelated third-party and subsequently leased back by Fiberweb for a period of 10 years. The transaction was appropriately accounted for by Fiberweb under International Financial Reporting Standards ("IFRS") as a sale-leaseback whereby the assets were excluded from the balance sheet and monthly lease payments were recorded as rent expense.
The Company determined that current accounting guidance under GAAP disallowed sale-leaseback treatment if there was continuing involvement with the property. As a result, the transaction is not accounted for as a sale-leaseback, but as a direct financing lease under GAAP, recognizing the assets as part of property, plant and equipment and a related financing obligation as a long-term liability. Cash payments to the lessor are allocated between interest expense and amortization of the financing obligation. At the end of the lease term, the Company will recognize the sale of the utility plant, however, no gain or loss will be recognized as the financing obligation will equal the expected carrying value of the assets. At December 28, 2013, the outstanding balance of the financing obligation was $20.1 million.
Purchase Commitments
At December 28, 2013, the Company had purchase commitments of $106.2 million, of which $73.4 million related to the purchase of raw materials in the normal course of business. The remaining $32.8 million related to capital projects, primarily associated with the plan to relocate the Company's Nanhai, China manufacturing facilities and the warehouse expansion project at the Company's Old Hickory, Tennessee manufacturing facilities.
Note 23.  Segment Information

The Company is a leading global, technology-driven developer, producer and marketer of engineered materials, primarily focused on the production of nonwoven products. The Company operates through four reportable segments, with the main source of revenue being the sales of primary and intermediate products to consumer and industrial markets. The Company has one major customer that accounts for over 10% of its business, the loss of which would have a material adverse impact on reported financial results. Sales to this customer are reported within each of the the Nonwoven segments.
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
Financial data by segment is as follows:

	Successor			Predecessor
In thousands	Fiscal Year Ended December 28, 2013	Fiscal Year Ended December 29, 2012	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011
Net sales
Americas Nonwovens	$660,792	$641,532	$613,355	$46,093
Europe Nonwovens	316,400	294,120	297,869	24,305
Asia Nonwovens	172,597	156,746	135,591	9,403
Oriented Polymers	65,073	62,765	56,114	4,805
Total	$1,214,862	$1,155,163	$1,102,929	$84,606

Operating income (loss)
Americas Nonwovens	$54,476	$64,673	$41,612	$4,595
Europe Nonwovens	8,601	11,102	8,427	1,812
Asia Nonwovens	17,809	18,130	19,778	1,718
Oriented Polymers	4,729	3,362	1,802	553
Unallocated Corporate	(44,985)	(40,586)	(38,351)	(3,603)
Eliminations	(148)	76	21	—
Subtotal	40,482	56,757	33,289	5,075
Special charges, net	(33,188)	(19,592)	(41,345)	(20,824)
Total	$7,294	$37,165	$(8,056)	$(15,749)

Depreciation and amortization expense
Americas Nonwovens	$34,837	$35,780	$31,679	$2,411
Europe Nonwovens	13,689	11,267	10,235	368
Asia Nonwovens	19,954	13,780	9,956	589
Oriented Polymers	1,396	1,496	1,306	36
Unallocated Corporate	1,816	1,718	1,584	68
Subtotal	71,692	64,041	54,760	3,472
Amortization of loan acquisition costs	4,796	2,665	2,530	51
Total	$76,488	$66,706	$57,290	$3,523

Capital spending
Americas Nonwovens	$14,787	$4,848	$23,997	$5,803
Europe Nonwovens	6,419	8,802	13,016	41
Asia Nonwovens	31,122	36,626	30,583	2,507
Oriented Polymers	958	672	375	38
Corporate	1,356	677	457	16
Total	$54,642	$51,625	$68,428	$8,405

In thousands	December 28, 2013	December 29, 2012
Division assets
Americas Nonwovens	$700,725	$513,765
Europe Nonwovens	403,184	202,139
Asia Nonwovens	265,729	248,790
Oriented Polymers	26,441	25,329
Corporate	42,826	32,046
Total	$1,438,905	$1,022,069
Geographic Data:
Export sales from the Successor's United States operations to unaffiliated customers were $20.1 million, $32.1 million and $37.9 million for the fiscal year ended December 28, 2013, the fiscal year ended December 29, 2012 and the eleven months ended December 31, 2011, respectively. For the one month ended January 28, 2011, export sales from the Predecessor's United States operations to unaffiliated customers were $3.0 million, respectively.
Geographic data for the Company's operations, based on the geographic region that the sale is made from, are presented as followings:

	Successor			Predecessor
In thousands	Fiscal Year Ended December 28, 2013	Fiscal Year Ended December 29, 2012	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011
Net sales
United States	$380,836	$357,193	$330,347	$26,409
Canada	60,808	57,312	50,989	4,529
Europe	316,401	294,120	297,869	24,305
Asia	172,596	156,746	135,591	9,402
Latin America	284,221	289,792	288,133	19,961
Total	$1,214,862	$1,155,163	$1,102,929	$84,606

In thousands	December 28, 2013	December 29, 2012
Property, plant and equipment, net
United States	$179,136	$105,335
Canada	5,026	5,707
Europe	156,758	89,678
Asia	158,006	137,196
Latin America	124,353	141,253
Total	$623,279	$479,169
Note 24. Selected Quarterly Financial Data
The unaudited quarterly financial data for the fiscal years ended December 28, 2013 and December 29, 2012 are presented below. All quarters included below were comprised of 13 weeks.

Quarterly data for fiscal 2013:	Successor
In thousands	Fourth Quarter Ended December 28, 2013	Third Quarter Ended September 28, 2013	Second Quarter Ended June 29, 2013	First Quarter Ended March 30, 2013
Operating Data:
Net sales	$347,263	$288,979	$291,538	$287,082
Gross profit	51,950	48,200	50,390	45,866
Net income (loss)	(15,872)	(8,267)	(7,906)	(6,227)
Net income (loss) attributable to Polymer Group, Inc.	(15,838)	(8,267)	(7,906)	(6,227)

Quarterly data for fiscal 2012:	Successor
In thousands	Fourth Quarter Ended December 29, 2012	Third Quarter Ended September 29, 2012	Second Quarter Ended June 30, 2012	First Quarter Ended March 31, 2012
Operating Data:
Net sales	$273,651	$290,097	$296,244	$295,171
Gross profit	45,666	51,974	46,419	53,187
Net income (loss)	(15,033)	1,354	(12,094)	(265)
Note 25. Business Interruption and Insurance Recovery
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
Included in the Predecessor's Operating income (loss) for the one month ended January 28, 2011 is $1.0 million of insurance proceeds related to recovery of certain losses recognized for property damage and business interruption experienced by the Company during that period. Of the $1.0 million for the one month ended January 28, 2011, $0.3 million and $0.7 million were recorded in Selling, general and administrative expenses and Cost of goods sold, respectively, in order to offset the recognized losses included in the Primary Policy.
Note 26.  Certain Relationships and Related Party Transactions
In connection with the Merger, Holdings entered into a shareholders agreement (the “Shareholders Agreement”) with Blackstone and certain members of the Company's management. The Shareholders Agreement governs certain matters relating to ownership of Holdings, including with respect to the election of directors of our parent companies, restrictions on the issuance or transfer of shares, including tag-along rights and drag-along rights, other special corporate governance provisions and registration rights (including customary indemnification provisions). As of December 28, 2013, the Board of Directors of the Company includes two Blackstone members, four outside members and the Company’s Chief Executive Officer as an employee director. Furthermore, Blackstone has the power to designate all of the members of the Board of Directors of the Company and the right to remove any or all directors, with or without cause.
Blackstone Advisory Agreement
In the second quarter of 2010, the Company entered into an advisory services arrangement (the "Advisory Agreement") with Blackstone Advisory Partners L.P. ("Blackstone Advisory"), an affiliate of Blackstone. Pursuant to the terms of the Advisory Agreement, the Company paid a fee of $2.0 million following the announcement of the parties having entered into the Merger Agreement, and a fee of $4.5 million following consummation of the Merger. In addition, the Company reimbursed Blackstone Advisory for its reasonable documented expenses, and agreed to indemnify Blackstone Advisory and related persons against certain liabilities arising out of its advisory engagement. As a result, the Predecessor recognized $4.5 million during the one month ended January 28, 2011, which is included within Special charges, net in the Consolidated Statement of Operations.
In the third quarter of 2013, the Company entered into an advisory services arrangement (the “International Advisory Agreement”) with Blackstone Group International Partners, LLP (“BGIP”), an affiliate of Blackstone. Pursuant to the terms of the International Advisory Agreement, the Company paid an aggregate fee of $3.0 million, associated with the acquisition of Fiberweb, of which 30% was paid following the announcement and the remaining 70% was paid following consummation of the transaction. In addition, the Company reimbursed BGIP for its reasonable documented expenses, and agreed to indemnify BGIP and related persons against certain liabilities arising out of its advisory engagement. As a result, the Successor recognized $3.2 million during the year ended December 28, 2013, which is included within Special charges, net in the Consolidated Statement of Operations.
Management Services Agreement
Upon the completion of the Merger, the Company became subject to a management services agreement (“Management Services Agreement”) with Blackstone Management Partners V L.L.C. (“BMP”), an affiliate of Blackstone. Under the Management Services Agreement, BMP (including through its affiliates) has agreed to provide certain monitoring, advisory and consulting services for an annual non-refundable advisory fee, to be paid at the beginning of each fiscal year, equal to the greater of (i) $3.0 million or (ii) 2.0% of the Company’s consolidated EBITDA (as defined under the credit agreement governing our ABL Facility) for the immediately preceding fiscal year. The amount of such fee shall be initially paid based on the Company’s then most current estimate of the Company’s projected EBITDA amount for the fiscal year immediately preceding the date upon which the advisory fee is paid. After completion of the fiscal year to which the fee relates and following the availability of audited financial statements for such period, the parties will recalculate the amount of such fee based on the actual consolidated EBITDA for such period and the Company or BMP, as applicable, shall adjust such payment as necessary based on the recalculated amount. Since the Merger, the Company's advisory fee has been $3.0 million, which is paid at the beginning of each year. The amount is included in Selling, general and administrative expenses in the Consolidated Statements of Operations.
In addition, in the absence of an express agreement to provide investment banking or other financial advisory services to the Company, and without regard to whether such services were provided, BMP will be entitled to receive a fee equal to 1.0% of the aggregate transaction value upon the consummation of any acquisition, divestiture, disposition, merger, consolidation, restructuring, refinancing, recapitalization, issuance of private or public debt or equity securities (including an initial public offering of equity securities), financing or similar transaction by the Company. The fee associated with the Fiberweb transaction totaled $2.5 million and was paid in December of 2013. This amount is included in Special charges, net in the Consolidated Statement of Operations.
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
Other Relationships
Blackstone and its affiliates have ownership interests in a broad range of companies. We have entered into commercial transactions in the ordinary course of our business with some of these companies, including the sale of goods and services and the purchase of goods and services. Blackstone Holdings Finance Co., LLC, a Blackstone subsidiary, participated in the Fiberweb financing group and received $0.6 million associated with their pro rata participation.

Note 27.  Financial Guarantees and Condensed Consolidating Financial Statements
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
The following Condensed Consolidating Financial Statements are presented to satisfy the disclosure requirements of Rule 3-10 of Regulation S-X. In accordance with Rule 3-10, the subsidiary guarantors are all 100% owned by PGI (the “Issuer”). The guarantees on the Senior Secured Notes are full and unconditional and all guarantees are joint and several. The information presents Condensed Consolidating Balance Sheets as of December 28, 2013 and December 29, 2012 and Condensed Consolidating Statements of Operations, Condensed Consolidating Statements of Other Comprehensive Income and Condensed Consolidating Statements of Cash Flows for the fiscal years ended December 28, 2013, December 29, 2012 and the eleven months ended December 31, 2011 for the Successor as well as the one month period ended January 28, 2011 for the Predecessor of (1) PGI (Issuer), (2) the Guarantors, (3) the Non-Guarantors and (4) consolidating eliminations to arrive at the information for the Company on a consolidated basis.
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

Successor Condensed Consolidating Balance Sheet
As of December 28, 2013

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$2,068	$13,103	$70,893	$—	$86,064
Accounts receivable, net	—	46,828	147,999	—	194,827
Inventories, net	—	46,595	109,770	—	156,365
Deferred income taxes	385	2,438	2,318	(2,823)	2,318
Other current assets	1,887	12,696	44,513	—	59,096
Total current assets	4,340	121,660	375,493	(2,823)	498,670
Property, plant and equipment, net	2,756	176,380	444,143	—	623,279
Goodwill	—	43,182	76,961	—	120,143
Intangible assets, net	31,525	112,026	24,628	—	168,179
Net investment in and advances to (from) subsidiaries	1,000,551	615,314	(363,414)	(1,252,451)	—
Deferred income taxes	—	—	2,582	—	2,582
Other noncurrent assets	298	8,869	16,885	—	26,052
Total assets	$1,039,470	$1,077,431	$577,278	$(1,255,274)	$1,438,905
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$410	$—	$2,062	$—	$2,472
Accounts payable and accrued liabilities	36,510	61,950	209,201	—	307,661
Income taxes payable	369	—	3,244	—	3,613
Deferred income taxes	—	—	375	1,148	1,523
Current portion of long-term debt	3,039	—	10,758	—	13,797
Total current liabilities	40,328	61,950	225,640	1,148	329,066
Long-term debt	850,767	—	29,632	—	880,399
Deferred income taxes	974	8,053	16,104	(3,970)	21,161
Other noncurrent liabilities	1,810	31,372	28,663	—	61,845
Total liabilities	893,879	101,375	300,039	(2,822)	1,292,471
Common stock	—	—	16,966	(16,966)	—
Other shareholders’ equity	145,591	976,056	259,430	(1,235,486)	145,591
Noncontrolling interests	—	—	843	—	843
Total shareholders' equity	145,591	976,056	277,239	(1,252,452)	146,434
Total liabilities and shareholders' equity	$1,039,470	$1,077,431	$577,278	$(1,255,274)	$1,438,905

Successor Condensed Consolidating Balance Sheet
As of December 29, 2012

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$486	$28,285	$69,108	$—	$97,879
Accounts receivable, net	—	22,350	109,219	—	131,569
Inventories, net	—	23,843	71,121	—	94,964
Deferred income taxes	—	613	3,832	(613)	3,832
Other current assets	1,821	7,710	23,883	—	33,414
Total current assets	2,307	82,801	277,163	(613)	361,658
Property, plant and equipment, net	27,711	99,660	351,798	—	479,169
Goodwill	—	20,718	59,890	—	80,608
Intangible assets, net	24,313	42,422	8,928	—	75,663
Net investment in and advances to (from) subsidiaries	679,818	723,861	(188,670)	(1,215,009)	—
Deferred income taxes	—	—	945	—	945
Other noncurrent assets	275	5,787	17,964	—	24,026
Total assets	$734,424	$975,249	$528,018	$(1,215,622)	$1,022,069
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$813	$—	$—	$—	$813
Accounts payable and accrued liabilities	28,511	33,344	135,050	—	196,905
Income taxes payable	—	89	3,752	—	3,841
Deferred income taxes	331	—	14	134	479
Current portion of long-term debt	107	—	19,370	—	19,477
Total current liabilities	29,762	33,433	158,186	134	221,515
Long-term debt	560,043	—	19,356	—	579,399
Deferred income taxes	273	9,149	24,506	(747)	33,181
Other noncurrent liabilities	5,144	15,540	28,088	—	48,772
Total liabilities	595,222	58,122	230,136	(613)	882,867
Common stock	—	—	36,083	(36,083)	—
Other shareholders’ equity	139,202	917,127	261,799	(1,178,926)	139,202
Total shareholders' equity	139,202	917,127	297,882	(1,215,009)	139,202
Total liabilities and shareholders' equity	$734,424	$975,249	$528,018	$(1,215,622)	$1,022,069

Successor Condensed Consolidating Statement of Operations
For the Fiscal Year Ended December 28, 2013

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$392,212	$844,997	$(22,347)	$1,214,862
Cost of goods sold	(103)	(334,032)	(706,668)	22,347	(1,018,456)
Gross profit	(103)	58,180	138,329	—	196,406
Selling, general and administrative expenses	(44,835)	(28,968)	(79,609)	—	(153,412)
Special charges, net	(22,080)	(1,381)	(9,727)	—	(33,188)
Other operating, net	34	(442)	(2,104)	—	(2,512)
Operating income (loss)	(66,984)	27,389	46,889	—	7,294
Other income (expense):
Interest expense	(51,558)	14,655	(19,071)	—	(55,974)
Intercompany royalty and technical service fees	20,405	(4,445)	(15,960)	—	—
Foreign currency and other, net	(2,959)	(246)	(8,980)	—	(12,185)
Equity in earnings of subsidiaries	50,968	(1,179)	—	(49,789)	—
Income (loss) before income taxes	(50,128)	36,174	2,878	(49,789)	(60,865)
Income tax (provision) benefit	11,890	14,745	(4,042)	—	22,593
Net income (loss)	(38,238)	50,919	(1,164)	(49,789)	(38,272)
Less: Earnings attributable to noncontrolling interests	—	—	(34)	—	(34)
Net income (loss) attributable to Polymer Group, Inc.	$(38,238)	$50,919	$(1,130)	$(49,789)	$(38,238)
Comprehensive income (loss)	$(31,575)	$61,378	$(810)	$(60,568)	$(31,575)

Successor Condensed Consolidating Statement of Operations
For the Fiscal Year Ended December 29, 2012

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$367,548	$808,134	$(20,519)	$1,155,163
Cost of goods sold	131	(319,537)	(659,030)	20,519	(957,917)
Gross profit	131	48,011	149,104	—	197,246
Selling, general and administrative expenses	(40,053)	(24,190)	(76,533)	—	(140,776)
Special charges, net	(8,515)	(2,305)	(8,772)	—	(19,592)
Other operating, net	5	264	18	—	287
Operating income (loss)	(48,432)	21,780	63,817	—	37,165
Other income (expense):
Interest expense	(52,090)	21,192	(19,516)	—	(50,414)
Intercompany royalty and technical service fees	17,097	(4,132)	(12,965)	—	—
Foreign currency and other, net	18,938	(18,901)	(5,171)	—	(5,134)
Equity in earnings of subsidiaries	32,077	19,260	—	(51,337)	—
Income (loss) before income taxes	(32,410)	39,199	26,165	(51,337)	(18,383)
Income tax (provision) benefit	6,372	(5,886)	(8,141)	—	(7,655)
Net income (loss)	(26,038)	33,313	18,024	(51,337)	(26,038)
Comprehensive income (loss)	$(43,678)	$17,536	$481	$(18,017)	$(43,678)

Successor Condensed Consolidating Statement of Operations
For the Eleven Months Ended December 31, 2011

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$338,009	$777,759	$(12,839)	$1,102,929
Cost of goods sold	(70)	(296,226)	(649,066)	12,839	(932,523)
Gross profit	(70)	41,783	128,693	—	170,406
Selling, general and administrative expenses	(35,025)	(23,943)	(75,515)	—	(134,483)
Special charges, net	(29,316)	(3,102)	(8,927)	—	(41,345)
Other operating, net	(696)	360	(2,298)	—	(2,634)
Operating income (loss)	(65,107)	15,098	41,953	—	(8,056)
Other income (expense):
Interest expense	(38,240)	16,206	(24,375)	—	(46,409)
Intercompany royalty and technical service fees	6,543	7,845	(14,388)	—	—
Foreign currency and other, net	(15,478)	(718)	(2,440)	—	(18,636)
Equity in earnings of subsidiaries	20,939	(19,608)	—	(1,331)	—
Income (loss) before income taxes	(91,343)	18,823	750	(1,331)	(73,101)
Income tax (provision) benefit	15,172	1,868	(13,768)	—	3,272
Income (loss) from continuing operations	(76,171)	20,691	(13,018)	(1,331)	(69,829)
Discontinued operations, net of tax	—	—	(6,283)	—	(6,283)
Net income (loss)	(76,171)	20,691	(19,301)	(1,331)	(76,112)
Less: Earnings attributable to noncontrolling interests	—	—	59	—	59
Net income (loss) attributable to PGI	$(76,171)	$20,691	$(19,360)	$(1,331)	$(76,171)
Comprehensive income (loss)	$(73,300)	$53,290	$(3,081)	$(50,271)	$(73,362)

Predecessor Condensed Consolidating Statement of Operations
For the One Month Ended January 28, 2011

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$27,052	$58,887	$(1,333)	$84,606
Cost of goods sold	24	(22,587)	(47,301)	1,333	(68,531)
Gross profit	24	4,465	11,586	—	16,075
Selling, general and administrative expenses	(3,620)	(1,873)	(6,071)	—	(11,564)
Special charges, net	(18,944)	(170)	(1,710)	—	(20,824)
Other operating, net	1	42	521	—	564
Operating income (loss)	(22,539)	2,464	4,326	—	(15,749)
Other income (expense):
Interest expense	(1,859)	1,176	(1,239)	—	(1,922)
Intercompany royalty and technical service fees	546	683	(1,229)	—	—
Foreign currency and other, net	(28)	(85)	31	—	(82)
Equity in earnings of subsidiaries	5,198	1,672	—	(6,870)	—
Income (loss) before income taxes	(18,682)	5,910	1,889	(6,870)	(17,753)
Income tax (provision) benefit	479	(706)	(322)	—	(549)
Income (loss) from continuing operations	(18,203)	5,204	1,567	(6,870)	(18,302)
Discontinued operations, net of tax	—	—	182	—	182
Net income (loss)	(18,203)	5,204	1,749	(6,870)	(18,120)
Less: Earnings attributable to noncontrolling interests	—	—	83	—	83
Net income (loss) attributable to PGI	$(18,203)	$5,204	$1,666	$(6,870)	$(18,203)
Comprehensive income (loss)	$(15,175)	$8,014	$2,024	$(10,038)	$(15,175)

Successor Condensed Consolidating Statement of Cash Flows
For the Fiscal Year Ended December 28, 2013

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(97,500)	$64,440	$49,910	$—	$16,850
Investing activities:
Purchases of property, plant and equipment	(1,356)	(9,841)	(43,445)	—	(54,642)
Proceeds from the sale of assets	—	—	435	—	435
Acquisition of intangibles and other	(356)	—	(4,226)	—	(4,582)
Acquisitions, net of cash acquired	(278,970)	—	—	—	(278,970)
Intercompany investing activities, net	(12,783)	(81,373)	(15,000)	109,156	—
Net cash provided by (used in) investing activities	(293,465)	(91,214)	(62,236)	109,156	(337,759)
Financing activities:
Issuance of common stock	30,504	—	—	—	30,504
Proceeds from long-term borrowings	612,602	—	17,397	—	629,999
Proceeds from short-term borrowings	2,216	—	1,871	—	4,087
Repayment of long-term borrowings	(318,154)	—	(19,525)	—	(337,679)
Repayment of short-term borrowings	(2,619)	—	—	—	(2,619)
Loan acquisition costs	(16,102)	—	—	—	(16,102)
Intercompany financing activities, net	84,100	11,592	13,464	(109,156)	—
Net cash provided by (used in) financing activities	392,547	11,592	13,207	(109,156)	308,190
Effect of exchange rate changes on cash	—	—	904	—	904
Net change in cash and cash equivalents	1,582	(15,182)	1,785	—	(11,815)
Cash and cash equivalents at beginning of period	486	28,285	69,108	—	97,879
Cash and cash equivalents at end of period	$2,068	$13,103	$70,893	$—	$86,064

Successor Condensed Consolidating Statement of Cash Flows
For the Fiscal Year Ended December 29, 2012

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(81,186)	$77,313	$79,344	$—	$75,471
Investing activities:
Purchases of property, plant and equipment	(26,043)	(4,021)	(21,561)	—	(51,625)
Proceeds from the sale of assets	—	1,646	14	—	1,660
Acquisition of intangibles and other	(268)	—	—	—	(268)
Intercompany investing activities, net	57,118	(37,797)	(25,218)	5,897	—
Net cash provided by (used in) investing activities	30,807	(40,172)	(46,765)	5,897	(50,233)
Financing activities:
Issuance of common stock	1,087	—	—	—	1,087
Proceeds from long-term borrowings	—	—	10,977	—	10,977
Proceeds from short-term borrowings	2,725	—	3,000	—	5,725
Repayment of long-term borrowings	(107)	—	(7,571)	—	(7,678)
Repayment of short-term borrowings	(1,933)	—	(8,000)	—	(9,933)
Loan acquisition costs	(220)	—	—	—	(220)
Intercompany financing activities, net	46,178	(23,430)	(16,851)	(5,897)	—
Net cash provided by (used in) financing activities	47,730	(23,430)	(18,445)	(5,897)	(42)
Effect of exchange rate changes on cash	—	—	(59)	—	(59)
Net change in cash and cash equivalents	(2,649)	13,711	14,075	—	25,137
Cash and cash equivalents at beginning of period	3,135	14,574	55,033	—	72,742
Cash and cash equivalents at end of period	$486	$28,285	$69,108	$—	$97,879

Successor Condensed Consolidating Statement of Cash Flows
For the Eleven Months Ended December 31, 2011

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(39,211)	$27,013	$36,315	$—	$24,117
Investing activities:
Acquisition of Polymer Group, Inc.	(403,496)	—	—	—	(403,496)
Purchases of property, plant and equipment	(21,599)	(11,183)	(35,646)	—	(68,428)
Proceeds from the sale of assets	—	85	11,310	—	11,395
Acquisition of noncontrolling interest	—	—	(7,246)	—	(7,246)
Acquisition of intangibles and other	(177)	—	(16)	—	(193)
Intercompany investing activities, net	3,519	15,434	(20,572)	1,619	—
Net cash provided by (used in) investing activities	(421,753)	4,336	(52,170)	1,619	(467,968)
Financing activities:
Proceeds from Issuance of Senior Notes	560,000	—	—	—	560,000
Issuance of common stock	259,807	—	—	—	259,807
Proceeds from long-term borrowings	—	—	10,281	—	10,281
Proceeds from short-term borrowings	—	—	8,245	—	8,245
Repayment of Term Loan	(286,470)	—	—	—	(286,470)
Repayment of long-term borrowings	(31,541)	—	(19,504)	—	(51,045)
Repayment of short-term borrowings	(631)	—	(35,825)	—	(36,456)
Loan acquisition costs	(19,252)	—	—	—	(19,252)
Intercompany financing activities, net	(17,856)	(19,985)	39,460	(1,619)	—
Net cash provided by (used in) financing activities	464,057	(19,985)	2,657	(1,619)	445,110
Effect of exchange rate changes on cash	—	—	712	—	712
Net change in cash and cash equivalents	3,093	11,364	(12,486)	—	1,971
Cash and cash equivalents at beginning of period	42	3,210	67,519	—	70,771
Cash and cash equivalents at end of period	$3,135	$14,574	$55,033	$—	$72,742

Predecessor Condensed Consolidating Statement of Cash Flows
For the One Month Ended January 28, 2011

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(40,725)	$6,886	$8,569	$—	$(25,270)
Investing activities:
Purchases of property, plant and equipment	(28)	(5,652)	(2,725)	—	(8,405)
Proceeds from the sale of assets	—	65	40	—	105
Acquisition of intangibles and other	(5)	—	—	—	(5)
Intercompany investing activities, net	2,805	(5,250)	(4,000)	6,445	—
Net cash provided by (used in) investing activities	2,772	(10,837)	(6,685)	6,445	(8,305)
Financing activities:
Proceeds from long-term borrowings	31,500	—	—	—	31,500
Proceeds from short-term borrowings	631	—	—	—	631
Repayment of long-term borrowings	—	—	(24)	—	(24)
Repayment of short-term borrowings	—	—	(665)	—	(665)
Intercompany financing activities, net	5,250	2,872	(1,677)	(6,445)	—
Net cash provided by (used in) financing activities	37,381	2,872	(2,366)	(6,445)	31,442
Effect of exchange rate changes on cash	—	—	549	—	549
Net change in cash and cash equivalents	(572)	(1,079)	67	—	(1,584)
Cash and cash equivalents at beginning of period	614	4,289	67,452	—	72,355
Cash and cash equivalents at end of period	$42	$3,210	$67,519	$—	$70,771

Note 28.  Subsequent Event
On January 27, 2014, the Company announced that PGI Polímeros do Brazil, a Brazilian corporation and wholly-owned subsidiary of the Company ("PGI Acquisition Company."), entered into a Stock Purchase Agreement with Companhia Providência Indústria e Comércio, a Brazilian corporation ("Providência") and certain shareholders named therein. Pursuant to the terms and subject to the conditions of the Stock Purchase Agreement, PGI Acquisition Company will acquire a 71% controlling interest in Providência (the “Potential Acquisition”). Following the closing of the Potential Acquisition, pursuant to Brazilian Corporation Law and Providência’s Bylaws, PGI Acquisition Company will be required to launch a tender offer on substantially the same terms and conditions of the Stock Purchase Agreement to acquire the remaining outstanding capital stock of Providência from the minority shareholders (the “Mandatory Tender Offer”). The Company expects to fund the Potential Acquisition and the Mandatory Tender Offer with new secured and/or unsecured debt. The Company has obtained approximately $570.0 million of financing commitments from lenders in connection with the Potential Acquisition. Completion of the transaction is subject to customary closing conditions, including approval of the Potential Acquisition by antitrust authorities. Providência is a leading manufacturer of nonwovens primarily used in hygiene applications as well as industrial and healthcare applications. Based in Brazil, Providência has four locations, including one in the United States.
On March 7, 2014, the Board of Directors of Polymer Group, Inc. (the “Company”) announced its intention for the Company to exit the European roofing business in an effort to optimize the Company’s portfolio. The Company will comply with all legal obligations associated with this expressed intention. The plan could include (1) the possible shutdown of two manufacturing lines at the Company’s Berlin, Germany manufacturing facility; (2) the possible closure of the Company’s manufacturing facilities in Aschersleben, Germany with the consolidation of its converting activities to Berlin and (3) possible workforce reductions at both facilities. The Company expects that the restructuring will be substantially complete by the end of 2014, subject to compliance with its legal obligations and any associated impacts on timing.
Total cash restructuring costs for the exit plan (including both facilities) are expected to be within the range of €5.2 million to €6.5 million. Of the total cash charge, approximately €5.0 million to €6.0 million is related to employee-related expenses, including termination expenses, site closure costs and advisory fees. The remaining charges of€0.2 million to €0.5 million are related to equipment relocation, startup and other costs. These estimates are subject to a number of assumptions (including the number of employees accepting severance packages and the specific timing of the implementation of the exit plan). Actual results may differ from expected results.

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
Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 28, 2013. Our evaluation of internal control over financial reporting did not include the internal control over financial reporting of Fiberweb, which the Company acquired on November 15, 2013, as more fully described herein under "Business - Expansion and Optimization - Fiberweb Acquisition." The acquired business of Fiberweb is included in the Company's 2013 total consolidated financial statements and constituted approximately 30% of the Company's total assets as of December 28, 2013 and approximately 4% of net sales for the fiscal year then ended. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management's assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 28, 2013.
ITEM 9B. OTHER INFORMATION

On March 26, 2014, the Board of Directors of the Company approved the Polymer Group, Inc. 2014 Integration Incentive Compensation Plan (the “Plan”). The Plan was established to:

•
provide cash-based incentive compensation to certain key employees of the Company by directly linking financial rewards to achieving synergies in connection with the acquisition of Fiberweb plc and the specialty nonwoven products and materials business acquired by the Company in November 2013 (“Fiberweb”);

•	increase such key employees’ personal interest in achieving synergies among the Company’s operating units; and

•	enhance the Company’s ability to retain key employees who are integral to execution of integration activity, synergy attainment and overall performance of the Company.
The Compensation Committee of the Board (the “Committee”) will administer the Plan. This includes :

•	selection of key employees as participants in the Plan;

•
determination of the cost saving, growth opportunities, and other efficiency goals related to the post-acquisition integration of Fiberweb (“Synergy Goals”) upon which awards under the Plan will be based and assessment of the extent to which they have been achieved (as described below);

•
determination of the applicable incentive percentage that will be multiplied by a participant’s base salary as in effect on March 18, 2014 to determine such participant’s potential award (the “Incentive Target Award”) (as described below);

•	interpretation of the Plan and any document or instrument issued under the Plan; and

•	establishment of rules and regulations for the Plan’s administration.
The potential awards under the Plan are as follows:

•
The Committee will evaluate the Company’s performance, on a run-rate basis, as of June 30, 2014 for the “Base Synergy Target” (a specific dollar value of Synergy Goals, as determined by the Committee in its sole discretion). If the Committee determines that the Base Synergy Target has been achieved on a run-rate basis, and the Company has achieved at least 95% of its consolidated EBITDA target for 2014 (as set by the Committee), then each eligible participant will receive a cash payment equal to 10% of his or her Incentive Target Award, anticipated to be paid in January 2015 subject to certain conditions.

•
The Committee will evaluate the Company’s actual performance as of June 30, 2015 for the Base Synergy Target. If the Committee determines that the Base Synergy Target has been achieved, and the Company has achieved at least 95% of its consolidated EBITDA target for 2014 (as set by the Committee), then each eligible participant will receive a cash payment equal to 30% of his or her Incentive Target Award, anticipated to be paid in July 2015 subject to certain conditions.

•
The Committee will evaluate the Company’s performance, on a run-rate basis, as of December 31, 2014 for the “Enhanced Synergy Target” (a specific dollar value of Synergy Goals, as determined by the Committee in its sole discretion). If the Committee determines that the Enhanced Synergy Target has been achieved on a run-rate basis, and the Company achieves at least 95% of its consolidated EBITDA target for 2014 (as set by the Committee), then each eligible participant will receive a cash payment equal to 15% of his or her Incentive Target Award, anticipated to be paid in January 2015 subject to certain conditions.

•
The Committee will evaluate the Company’s performance in the aggregate as of December 31, 2015 for the Enhanced Synergy Target. If the Committee determines that the Enhanced Synergy Target has been achieved, and the Company achieves at least 95% of its consolidated EBITDA target for 2015 (as set by the Committee), then each eligible participant will receive a cash payment equal to 45% of his or her Incentive Target Award, anticipated to be paid in January 2016 subject to certain conditions.

To receive payments, Participants must remain continuously employed with the Company through the applicable payment date. The Plan will terminate the day after the last incentive payments are made under the Plan, subject to the right of the Committee to earlier amend or terminate the Plan.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth certain information regarding our directors and executive officers (age as of March 10, 2014):

Name	Age	Position
J. Joel Hackney, Jr.	45	President & Chief Executive Officer and Director
Dennis Norman	39	Executive Vice President & Chief Financial Officer
Mike S. Zafirovski	60	Director and Non-Executive Chairman
James S. Alder	65	Director
Jason Giordano	35	Director
Veronica Hagen	68	Director
Anjan Mukherjee	40	Director
Christine St.Clare	63	Director
Robert Dale	57	President, APAC & Global Hygiene
Jean-Marc Galvez	47	President, EMEA & Global Building and Geosynthetics
Scott Tracey	46	President, Americas & Global Wipes and Technical Specialties
Barry Murash	50	President, Global Operations & Business Excellence
Daniel Guerrero	49	Senior Vice President, Strategy & Business Development
Daniel L. Rikard	47	Senior Vice President, General Counsel, Secretary & Ethics Compliance Officer
Mary Tomasello	52	Senior Vice President, Global Human Resources & Employee Communications
J. Joel Hackney, Jr. has served as the President, Chief Executive Officer and Director of the Company since June 2013. Prior to joining the Company, Mr. Hackney served as the Senior Vice President and General Manager of Avaya Cloud Solutions since January 2013. Prior to that and since June 2010, he served as Avaya's Senior Vice President of Global Sales and Marketing and President of Field Operations. From December 2009 until June 2010, he was Avaya's Senior Vice President and President of Avaya Government and Data Solutions. Previously, he spend four years at Nortel Networks Corporation where, from September 2007 to December 2009, he served as the President of Nortel Enterprise Solutions and, from December 2005 to September 2007, he served as the Senior Vice President of Global Operations and Quality. Prior to this, Mr. Hackney was a member of the senior executive team within General Electric, where he had a 14-year career leading varied businesses and functions in the U.S. and Europe. He holds a B.S. degree in Business Administration from the University of North Carolina at Chapel Hill.
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
Jason Giordano is a Managing Director in Blackstone’s Private Equity Group and has served as a Director of the Company since January 2011. Since joining Blackstone in 2006, Mr. Giordano has been involved in Blackstone’s investments in Pinnacle Foods, Birds Eye Foods, Wishbone, Crocs, Inc., Polymer Group and Achusnet (Titleist). Before joining Blackstone, Mr. Giordano was with Bain Capital where he evaluated and executed global private equity investments in a wide range of industries. Prior to that, he worked in investment banking at Goldman, Sachs, & Co. focused on Communications, Media and Entertainment clients. Mr. Giordano received an AB from Dartmouth College and an MBA from Harvard Business School. Mr. Giordano serves as a director of Pinnacle Foods and HealthMarkets.
Veronica Hagen has served as a Director of the Company since April 2007. From April 2007 until June 2013 she was Chief Executive Officer and was President between January 2011 and June 2013. Prior to joining the Company, Ms. Hagen served as the President and Chief Executive Officer of Sappi Fine Paper North America, a $1.4 billion division of the South African-based Sappi Limited, since November 2004. Prior to working for Sappi, Ms. Hagen served in various executive roles with Alcoa, Inc. since 1998, including Chief Customer Officer from 2003 to 2004 and President, Alcoa Engineered Products from 2001 to 2003. Ms. Hagen also serves as a director of Newmont Mining Corporation and Southern Company. Ms. Hagen holds a BS in International Relations from the University of Southern California and has participated in an Executive Education program in Finance from the Wharton School, University of Pennsylvania and an Executive Leadership program at Harvard University.
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
Christine St.Clare has served as a Director of the Company since February 2013.  Ms. St.Clare is the founder and president of St.Clare Advisors, LLC, a firm she founded after retiring from KPMG LLP in September 2010 following a 35-year career with the firm.  While at KPMG, Ms. St.Clare served a four-year term on the firm's Board of Directors from 1994 to 1998 and chaired the board's Audit and Finance Committee. As an Audit Partner from 1986 to 2004, she served as the engagement partner for some of KPMG's largest clients. She subsequently served as an Advisory Partner from 2004 to 2010 focusing on the Internal Audit, Risk and Compliance Practice. Concurrently, she was the Partner-in-Charge of the Southeast Consumer Markets practice. She currently serves as a director of Fibrocell Science, Inc.  Ms. St.Clare holds a BS in accounting from California State University, Long Beach.
Robert Dale was appointed President, APAC & Global Hygiene in January 2014. Mr. Dale is responsible for the strategic and operational management of our business in the Asia region and the Company’s global strategy and growth of our hygiene segment. Prior to his current role, since January 2013, Mr. Dale served as the Senior Vice President and General Manager of the Asia region. From April 2012 to January 2013, Mr. Dale served as Vice President & Global Segment Manager-Wipes & Filtration. From July 2007 to April 2012, Mr. Dale was our Senior Vice President, Research & Development. Mr. Dale has been a key employee of the Company since 1991, serving in a variety of commercial and operating roles. Prior to joining the Company, Mr. Dale held progressively more responsible positions in operations, process engineering, quality management and regulatory affairs at Johnson & Johnson, Kendall Health Care and Milliken. Mr. Dale is a graduate of the University of Georgia and received an MBA from Georgia Regents University.
Jean-Marc Galvez was appointed President, EMEA & Global Building and Geosynthetics in January 2014. Mr. Galvez is responsible for the strategic and operational management of our business in the EMEA region and the Company’s global strategy and growth of our building and geosynthetics segments. Prior to his current role, since April 2012, Mr. Galvez served as the Senior Vice President and General Manager of the EMEA region. Mr. Galvez joined the Company in July 2011 as the Vice President of Sales, Marketing and Development for the EMEA region. Prior to joining the Company, he was the Global Commercial General Manager at Merquinsa from May 2002 to July 2011. He has also held various commercial roles of increasing responsibility at Monsanto and Dow Chemical. Mr. Galvez holds a master's and bachelor's degree in chemical engineering from École Nationale Supérieure de Chimie of Montpellier, a PDG (general manager executive education) from IESE Business School, and has completed an executive finance course at Insead.

Scott Tracey was appointed President, Americas & Global Wipes and Technical Specialties in January 2014. Mr. Tracey is responsible for the strategic and operational management of our business in the Americas region and the Company’s global strategy and growth of our wipes and technical specialties segments. Prior to his current role, since April 2012, Mr. Tracey served as the Senior Vice President and General Manager of our Americas region. From December 2009 to April 2012, Mr. Tracey served as the Senior Vice President and General Manager of the EMEA region. Mr. Tracey joined the Company in 2004 as Vice President, Sales and Marketing, Branded and has held various positions including U.S. Vice President of Sales, Marketing and Business Development. Prior to joining the Company, Mr. Tracey held multiple leadership positions at SOLO, Sweetheart Cup, Fonda Group and Anchor Packaging. Mr. Tracey received a BS in Marketing from Indiana University and an MBA from Georgia State University.
Barry Murash joined the Company in January 2014 as the President, Global Operations & Business Excellence. In this role, Mr. Murash assumed leadership of the Company’s global supply chain, business excellence, employee health and safety, capital engineering and regional manufacturing functions. Prior to joining the Company, since January 2013, Mr. Murash was the Corporate Vice President, Global Fulfillment for Applied Materials where he was responsible for procurement, logistics, service parts distribution and order management, leading an organization of over 650 employees. While at Applied Materials, Mr. Murash also served as Vice President, Global Sourcing from May 2012 to January 2013 and Vice President, Services Product Operations from November 2010 to May 2012. Prior to that, he served as Vice President, Global Operations for Avaya from November 2009 to November 2010. Prior to Avaya, and since 1987, Mr. Murash held several roles of increasing responsibility with Nortel. Mr. Murash holds a BA and an MBA from the University of Manitoba and is a Certified Management Accountant.
Daniel Guerrero was appointed Senior Vice President, Strategy & Business Development in January 2014. Mr. Guerrero is responsible for strategic planning, marketing, research & development, and business development, including pricing strategy. Prior to his current role, since July 2013, Mr. Guerrero served as the Senior Vice President, Global Supply Chain and from April 2012 to July 2013, as Vice President, Procurement & Process Excellence within the Global Supply Chain function. Previously, since November 2011, he was Senior Vice President, Global Operations and Business Excellence, and from November 2009 to November 2011, was Senior Vice President and General Manager for the U.S. Region. Mr. Guerrero joined the Company in 1999 as part of the leadership team at our Colombia manufacturing facility and over the course of his career has held various roles in finance, administration, sales and marketing, operations, and supply chain. Mr. Guerrero holds a BS in Business Administration and a Masters in Finance from the ICESI University.
Daniel L. Rikard has served as the Company’s General Counsel and Secretary since December 2004, when he joined the Company. He joined the Company as Vice President and, since February 2010, has served as Senior Vice President. Mr. Rikard is responsible for the legal affairs of the Company. Mr. Rikard also serves as the Ethics Compliance Officer and has done so since June 2012 and at various times previously. Prior to joining the Company, he was the Vice President and General Counsel for Cendian Corporation, a strategic venture of Eastman Chemical Company. Previously, he held various roles of increasing responsibility as in-house counsel for GTE Wireless, BWAY Corporation, and McKesson Corporation. Mr. Rikard began his career as a litigation attorney with the law firm of Alston & Bird. Mr. Rikard holds a BA in Economics from Davidson College and a law degree from the University of Pennsylvania.
Mary Tomasello has served as the Company’s Senior Vice President, Global Human Resources and Employee Communications leader since March 2011. She joined the company in January 2008 as Vice President, Global Human Resources with responsibilities for strategically aligning and integrating the organizational human system with the business objectives. From December 2009 to March 2011, Ms. Tomasello was also responsible for the Information Technology function. Prior to joining the Company, Ms. Tomasello served in human resource leadership and sales management roles in a variety of companies, including Alcoa, Sappi Fine Paper, National Semiconductor, Hechinger Company, Equibank, and Hanover Brands. Ms. Tomasello received a Doctorate of Education and Human Development from George Washington University with an emphasis on organization and leadership effectiveness, a Master of Science in Human Resource Management from LaRoche College, and a Bachelor of Science in Business from Robert Morris University.
Governance Matters
Background and Experience of Directors and Executive Officers
When considering whether directors and nominees have the experience, qualifications, attributes or skills, taken as a whole, to enable our Board of Directors to satisfy its oversight responsibilities effectively in light of the Company's business and structure, our Board of Directors focuses primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth immediately above. We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of the Company's business. In particular, the members of our Board of Directors considered the following important characteristics of our directors: (i) Messrs. Mukherjee, Giordano and Zafirovski have significant financial and investment experience from their involvement in The Blackstone Group’s investment in numerous portfolio companies and have played active roles in overseeing those businesses, (ii) Ms. Hagen, our Director and former Chief Executive Officer and President, has extensive experience in leading corporations in the manufacturing sector, including her knowledge and skills in senior management and operations of the Company, among other attributes, (iii) Mr. Alder has extensive knowledge in capital intensive global manufacturing businesses, as well as manufacturing, technology and executive leadership experience; (iv) Mr. Hackney brings financial and executive leadership in a diverse range of businesses; and (v) Ms. St.Clare has expertise in the areas of accounting, audit, governance, risk and compliance matters.
In recommending directors, our Board of Directors consider the specific background and experience of the individual as well as other personal attributes in an effort to provide a diverse mix of capabilities, contributions and viewpoints which the Board of Directors believe enables it to function effectively for a company with our size and nature of business. The Company does not have a policy with respect to procedures by which security holders may recommend nominees to our Board of Directors due to the current ownership of the Company.
Board Committees
Prior to fiscal 2013, the Board of Directors had not established any committees. The full Board of Directors acted on all matters, including those typically delegated to a committee. With the appointment of Ms. St.Clare on February 20, 2013, the Board of Directors established an audit committee and a compensation committee. The audit committee is comprised of Ms. St.Clare, as chair, and includes Messrs. Giordano and Alder as members. The compensation committee is comprised of Mr. Alder, as chair, and includes Messrs. Mukherjee and Zafirovski as members.
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

ITEM 11. EXECUTIVE COMPENSATION
Introduction
On January 28, 2011, pursuant to an Agreement and Plan of Merger dated as of October 4, 2010, Scorpio Merger Sub Corporation, merged with and into Polymer Group Inc. (the "Merger"), with Polymer Group, Inc. being the surviving corporation of the Merger. As a result, Polymer Group, Inc. (the "Company") became a direct, wholly-owned subsidiary of Scorpio Acquisition Corporation and an indirect wholly-owned subsidiary of Scorpio Holdings Corporation, substantially all of whose outstanding capital stock is owned by investment entities affiliated with the Blackstone Group ("Blackstone").
Impact of the Merger on Executive Compensation
Prior to the Merger, the Company maintained the 2003 Stock Option Plan (the “2003 Option Plan”), the 2005 Employee Restricted Stock Plan (the “2005 Stock Plan”), and the 2008 Long-Term Stock Incentive Plan (the “2008 Stock Plan”). Each of these plans were approved by the stockholders (both at inception and as each may have been amended and restated) and were administered by the prior Compensation Committee. Prior to the Merger, we also maintained the 2004 Restricted Stock Plan for Directors (the “2004 Restricted Plan”). Through the 2004 Restricted Plan, we granted equity awards to directors, including employee-directors. This plan was approved by our stockholders (at inception and as amended) and was administered by the prior Restricted Stock Committee. In connection with the Merger, the 2003 Option Plan, the 2004 Restricted Plan, the 2005 Stock Plan and the 2008 Stock Plan were terminated and all outstanding equity awards under those plans were cashed out. In addition, the prior employment agreement with Ms. Hagen and the prior severance agreements with Messrs. Hale and Norman were terminated upon the closing of the Merger.
Following the Merger and continuing through fiscal 2012, executive compensation and related decisions have been made by the Board of Directors as the Company did not have a compensation committee during this time. A compensation committee was only recently formed on February 20, 2013 following the appointment of Christine St.Clare as a member of the Board of Directors. In addition, we also adopted a new cash-based long-term incentive plan following the Merger that grants cash incentive awards to our senior managers in lieu of awarding annual equity awards as we had done prior to the Merger. This plan, however, does not affect the compensation of any of our executive officers, as they are not participants under the plan.
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
Compensation Committee Report
The Compensation Committee has reviewed this Compensation Discussion & Analysis (CD&A) and has discussed it with management. Based on this review and discussion, we approved the inclusion of this CD&A in the Company's Annual Report on Form 10-K for fiscal 2013.
Submitted by the Compensation Committee:

James S. Alder (Chair)
Anjan Mukherjee
Mike S. Zafirovski

Compensation Discussion and Analysis
This section provides an analysis of our compensation program and policies, the material compensation decisions made under those programs and policies, and the material factors considered in making those decisions. This section also includes a series of tables containing specific information about the compensation earned in fiscal 2013 by the following individuals, referred to as our named executive officers:

•	J. Joel Hackney, Jr., President and Chief Executive Officer;

•	Veronica M. Hagen, Former President and Chief Executive Officer;

•	Dennis Norman, Executive Vice President and Chief Financial Officer;

•	Michael W. Hale, Former Senior Vice President and Advisor to Chief Executive Officer;

•	Michael Modak, Former Senior Vice President, Global Growth and Innovation Officer.
On June 18, 2013, Ms. Hagen announced her retirement as President and Chief Executive Officer of the Company. Ms. Hagen retired from her position as President and Chief Executive Officer effective June 19, 2013, and from employment with the Company on August 31, 2013. Simultaneously, we announced the appointment of Mr. Hackney as President and Chief Executive Officer. As a result of the CEO transition, Mr. Hale accepted the position of Senior Vice President and Advisor to the Chief Executive Officer July 1, 2013 and subsequently announced his planned retirement from the Company effective January 31, 2014. On December 5, 2013, the Company and Mr. Modak agreed that his employment with the Company would terminate on December 31, 2013.
The discussion below is intended to help you understand the detailed information provided in those tables and put that information into context within our overall compensation program.
Compensation Philosophy
Prior to February 20, 2013, the Company's Board of Directors had not established a separate Compensation Committee. As a result, the Board of Directors was responsible for establishing, approving and reviewing our employee and executive compensation strategy for fiscal 2011 and 2012. On February 20, 2013, the Board of Directors established a Compensation Committee which, for fiscal 2013, determined that our executive compensation program should be grounded in the following objectives:

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

•
long-term compensation elements, which include: recommendations for grants of stock options under the 2011 Scorpio Holdings Corporation Stock Incentive Plan, administered by Holdings (the “Holdings Plan”), that vest over a prescribed service period or upon the achievement of financial performance targets, and other benefits provided under retirement plans and termination agreements.

The compensation levels provided under these plans varied based on the relative management experience, leadership and performance of each executive officer. The Compensation Committee reviewed our compensation plans to ensure that pay levels and the elements of compensation were consistent with our compensation philosophy. The goals of our compensation plans and compensation policies were generally to create a meritocracy by considering individual performance and contribution in making compensation decisions and to invest in future potential in every aspect of compensation. Compensation structures were designed to deliver median compensation when median performance was achieved at the individual, operating unit, or corporate level. When superior performance was achieved, the compensation structures would deliver above median compensation.
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
In fiscal 2013, we did not, and generally we do not, use formalized benchmarking criteria or benchmark compensation to designated peer companies when determining compensation. Historically, material increases for executive officers’ compensation typically happened in three situations: when performance was so outstanding that the Compensation Committee or the Board of Directors, at the CEO’s recommendation, awarded a cash payout and/or special equity award; when market salary survey data indicated a disparity; or when there was an internal disparity in levels of executive compensation considering the executive officer’s relative responsibilities and experience.
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
2013 Compensation
Base Salary
Executive officer salary levels are designed to ensure that we attract the necessary executive talent in the marketplace and are negotiated at the time of initial employment or promotion. Base salaries are established based on a consideration of the following variables: the scope of individual responsibilities, relative value compared with our other executives, experience, such market factors as the general status of the U.S. and international labor market and economies, previous employer compensation, salary surveys and market intelligence available in relevant publications and from our compensation consultant resources, and the experiences of our Board of Directors and management.
Base salaries of employees, including named executive officers, are reviewed at least annually, typically during the first quarter. During this time, our Chief Executive Officer (the "CEO") conducts executive performance reviews by identifying accomplishments and areas of strength and development based on performance during the prior year. Our CEO then recommends salary adjustments to the Compensation Committee based on these performance reviews. Salary decisions for the CEO, in turn, are determined annually by the Compensation Committee after conducting a review of the CEO’s performance in the prior year. Merit-based salary changes, if available, are typically made early in the Company’s second quarter. For fiscal 2013, merit-based salary changes were reviewed and approved by the Board of Directors given the timing of establishing the Compensation Committee and were made in April 2013.
The CEO’s performance and salary adjustments are reflected in the terms of the Executive Employment Agreement between the Company and Mr. Hackney, which was entered into on June 12, 2013 by the Company and became effective June 19, 2013 (the “2013 CEO Agreement”). The 2013 CEO Agreement provided for an annual base salary of $850,000 beginning with the date of his employment. In lieu of Mr. Hackney's participation in the 2013 Annual Incentive Plan, he received a sign-on bonus in an amount equal to his annual base salary adjusted by the number of days employed during 2013, plus $150,000, payable within 30 days of the effective date of his employment.
The former CEO’s performance and salary adjustments are reflected in the terms of the Executive Employment Agreement between the Company and Ms. Hagen, which was entered into on October 4, 2010 by Parent, assumed by the Company and became effective upon the closing of the Merger (the “2011 CEO Agreement”). The 2011 CEO Agreement provided for an annual base salary of $800,000 beginning at the date of the Merger. Based on the merits of her personal performance in connection with her annual performance review, Ms. Hagen's current base salary was increased by 3.0% from $828,230 to $853,086 effective April 1, 2013.
On June 17, 2013, Ms. Hagen and the Company entered into a Retirement Agreement (the "Retirement Agreement") whereby she retired from the position of President and CEO effective June 19, 2013 and retired from the Company on August 31, 2013. Ms. Hagen continued to receive her current base compensation until the date of her retirement. In addition, Ms. Hagen is entitled to receive a cash severance amount of $2,559,000 payable in equal amounts during the subsequent 18-month period following the date of her retirement.
The Chief Financial Officer's (the "CFO") performance and salary adjustments are reflected in the terms of the Executive Employment Agreement between the Company and Mr. Norman, which was entered into upon the closing of the Merger (the “2011 CFO Agreement”). The 2011 CFO Agreement provided for an annual base salary of $325,000 beginning at the date of the Merger. Based on the merits of his personal performance in connection with his annual performance review, the CFO’s current base salary was increased by 3.0% from $349,830 to $360,334 effective April 1, 2013.
The Chief Operating Officer’s (the "COO") performance and salary adjustments are reflected in the terms of the Executive Employment Agreement between the Company and Mr. Hale, which was entered into upon the closing of the Merger (the “2011 COO Agreement”). The 2011 COO Agreement provided for an annual base salary of $415,000. Based on the merits of his personal performance in connection with his annual performance review, the COO’s base salary was increased by 4% from $415,000 to $431,600 effective April 2, 2011. In lieu of any adjustment to the COO's base salary in response to his annual performance review, the Company and Mr. Hale entered into an amendment to the 2011 COO Agreement on June 14, 2012 (the "2012 COO Amendment"). The 2012 COO Amendment changed Mr. Hale's title from Chief Operating Officer to Senior Vice President, Global Supply Chain Lead. In addition, the 2012 COO Amendment reduced Mr. Hale's annual base salary from $431,600 to $275,002 effective May 1, 2012. As a result of the transition of his responsibilities, the 2012 COO Amendment also provided for a monthly payment of $13,050 (the "Transition Compensation") for the period from May 1, 2012 to December 31, 2013 (the "Transition Period").
Based on the merits of his personal performance in connection with his annual performance review, Mr. Hale's combined base salary was increased by 3.0% from $446,706 to $460,096 effective April 1, 2013. On July 3, 2013, he accepted the position of Senior Vice President and Advisor to Chief Executive Officer. Other than the change in title and role, all of the terms and conditions of his 2012 COO Amendment remained as indicated except for certain modifications to his equity awards.
Michael Modak joined the Company in September 2012 as the Senior Vice President, Global Growth and Innovation Officer. Mr. Modak does not have an employment agreement with the Company. His starting annual base salary was $375,024. In addition, Mr. Modak was provided with a $50,000 cash payment at the start of his employment and received a second cash payment of $50,000 on January 31, 2013. Both payments are considered to be a sign-on bonus. Based on the merits of his personal performance in connection with his annual performance review, Mr. Modak's current base salary was increased by 3.0% from $375,024 to $386,282 effective April 1, 2013.
On December 5, 2013, the Company and Mr. Modak agreed that his employment with the Company would terminate on December 31, 2013. In accordance with terms of his Separation Agreement, Mr. Modak is entitled to receive a severance payment that will consist of an amount equal to the sum of (i) twelve times his monthly base salary at the rate in effect at the time of a notice of termination and (ii) an amount equal to his annual target bonus for the year which includes the separation date. Severance amounts are payable in equal amounts during the subsequent 12-month period following the date of termination.
Payouts under the Annual Incentive Plan
Our Annual Incentive Plan is designed to reward our employees, including our executive officers, for achieving our annual financial and operating goals that are critical to our success and that are aligned with the interests of our stockholders. At the beginning of each fiscal year, the Board of Directors, working with management, sets annual goals. These goals influence performance-based compensation under our Annual Incentive Plan, which, if approved for a given year, is typically finalized in April.
During 2013, the Board of Directors established an Annual Incentive Plan (the “2013 AIP”) and provided cash bonus opportunities under the 2013 AIP targeted at 100% of annual base salary earned for the CEO and 55% of annual base salary for the CFO, with each having a maximum bonus opportunity equal to 200% of their target. We provided our Ms. Hagen a higher bonus potential due to her leadership role in the Company and in compliance with her employment agreement.
However, as a result of the retirement of Ms. Hagen as President and CEO and her related Retirement Agreement, she is entitled to receive her 2013 AIP award in a lump sum when annual bonuses are paid to other senior executives of the Company. The award is subject to the terms of the 2011 Employment Agreement as if she continued to participate as an executive in the

2013 AIP through the payment date. In addition, Ms. Hagen is entitled to receive a lump sum amount of $266,656, payable no later than March 15, 2014, for her continued service as a member of the Board of Directors. Furthermore, in lieu of Mr. Hackney's participation in the 2013 AIP, he is entitled to receive a sign-on bonus in an amount equal to his annual base salary adjusted by the number of days employed during 2013, plus $150,000, payable within 30 days of the effective date of his his employment.
For Mr. Hale, the 2012 COO Amendment modified his bonus opportunity. Mr. Hale's annual target bonus for his base compensation was lowered from 55% to 40% of his base compensation earned, with a maximum bonus opportunity equal to 80% of his base compensation. Under the 2013 AIP, Mr. Hale's maximum base compensation bonus opportunity equaled 200% of the target. As a result of the transition of his responsibilities, the 2012 COO Amendment also provided for a transition bonus opportunity equal to the sum of (1) a target of 15% up to a maximum of 30% of his base compensation earned, and (2) a target of 55% up to a maximum of 110% of the Transition Compensation earned for each fiscal year or portion thereof during the Transition Period (the "Transition Support Bonus"). Under the 2013 AIP, Mr Hale's maximum Transition Support Bonus opportunity equaled 200% of the target.
Mr. Modak was eligible to participate in our 2013 AIP with a target of 40% of annual base salary earned with a maximum bonus opportunity equal to 200% of his target. However, on December 5, 2013, the Company and Mr. Modak agreed that his employment with the Company would terminate on December 31, 2013. In accordance with the terms of his Separation Agreement, Mr. Modak is entitled to receive his 2013 AIP award in a lump sum when annual bonuses are paid to other senior executives of the Company as if he continued to participate as an executive in the 2013 AIP through the payment date.
These bonus opportunities under the 2013 AIP for the executive officers were based upon achievement of a combination of three company-wide measures: consolidated EBITDA (weighted at 75.0%), operating working capital (weighted at 12.5%) and Company-wide safety performance, as measured by recordable incident rate (weighted at 12.5%). The definitions of these measures is as follows:

•
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

•
Operating working capital was defined as accounts receivable plus inventory less accounts payable and accrued liabilities. The target metric was calculated based on the average monthly ratio of operating working capital to annualized trailing three months sales.

•
The safety performance target was measured by recordable incident rate, which was derived from OIR (OSHA Incident Rate) and is calculated as follows: recordable injuries divided by number of hours worked multiplied by 200,000.

We believe evaluating management’s performance based on consolidated EBITDA and operating working capital motivated our executive officers and other key employees to focus on key aspects of stockholder value aligned with capital market value drivers and to work together to achieve the Company’s short- and long-term financial goals. Safety performance was included as a component of our annual incentive compensation program because we are committed to protecting safety and the personal well-

being of our employees and the communities in which we operate, and we believe it to be an important indicator of the underlying health of our operations.
Under the 2013 AIP, the Board of Directors set a consolidated EBITDA target of $141.0 million, with a minimum threshold of $130.0 million and a maximum level of $155.0 million, and an operating working capital target of 10.0%, with a minimum threshold of 11.0% and maximum of 9.0%. The safety performance target was set at 0.95, with a minimum threshold of 1.05 and maximum of 0.85. No payment would be made under a particular performance measure if the minimum threshold level of achievement was not achieved, and no additional amount would be paid under a particular performance measure if greater than the maximum level of achievement was achieved for that measure. Bonus payments for actual results that fall between the threshold and maximum would be adjusted on a linear basis. The Company calculated the actual cash bonus independently for each component and added them together to determine the total annual cash bonus payout for each executive officer, which total amount was subject to adjustment by a personal performance modifier as described below. The payout percentage for the minimum threshold level of achievement for each of the targets equaled 50%, except for the EBITDA target, which had a payout percentage equal to 25% for the minimum threshold level of achievement.
Under the 2013 AIP, we also included a personal performance modifier to adjust individual incentive awards up or down to recognize individual performance or adjust for significant shortfalls in individual performance. The maximum potential upward adjustment was +50% of target based upon exceptional, “above and beyond” contributions, such as significant business impact (both financial/non-financial), results delivery, not just effort, embodiment of the Company’s core values, customer (internal/external) satisfaction, operational excellence and process improvement, and teamwork/leadership. The maximum potential downward adjustment was up to -100% of target based upon performance deficiencies (results or behaviors) or code of conduct violations. The decision to adjust payouts with a personal performance modifier was entirely discretionary and was not tied to a specific list of goals for any individual executives.
In 2013, we achieved consolidated EBITDA of $137.0 million (below the target); operating working capital of 9.0%  (outperforming the target); and a recordable incident rate of 1.33 (below the target).  The total bonus amount awarded before application of the personal performance modifier was below the targeted bonus for each of our named executive officers. Cash bonus payouts related to the achievement of our actual 2013 results are to be paid in April 2014.
Perquisites and other personal benefits
We provide certain executive officers with several perquisites and other personal benefits as additional compensation that the Board of Directors believe are reasonable and consistent with our overall compensation philosophy. We believe that perquisites should not comprise a significant component of compensation. These benefits are not paid through any formal compensation plan and are paid on a case-by-case basis. Benefits may vary among the executive officers based on business purpose. In certain instances, we may reimburse relocation expenses, pay relocation bonuses and provide tax gross-ups to executives who are required to move to another Company location due to promotions, reorganization or relocation of offices.
Please see footnote (4) to the “Summary Compensation Table” below for detail regarding the perquisites and other personal benefits received by our executive officers during fiscal 2013. Perquisites were paid in keeping with our compensation philosophy to enhance our ability to attract top-level management and to ensure the retention of key-impact executives.
Long-term Incentive Compensation
Upon consummation of the Merger, Holdings adopted the Holdings Plan, for our employees, directors, and certain other service providers and independent contractors. As part of our new equity-based arrangements with our employees, our management employees used cash proceeds from the sale of their common stock in the Company and the cashing out of all outstanding equity awards to purchase shares of Holdings. In addition, Holdings’ board of directors granted options to purchase shares of Holdings to those management employees who made the minimum required equity investment in Holdings. These arrangements were designed to more closely align our management’s interest with those of our shareholders and to incentivize our management employees to remain in our service by providing them with an opportunity to acquire equity interests in Holdings.
Of these initial options (and prior to the amendments discussed below), one third vest based on the passage of time, one third vest based on the achievement of certain annual performance goals established by Holdings, and one third vest based on the achievement of certain investment returns by Blackstone upon exiting its investment in the Company. The specific sizes of the option grants made to our named executive officers were determined based on the Board of Directors’ business judgment in light of the Blackstone's practices with respect to management equity programs at other private companies in its portfolio, the executive officer’s position and level of responsibilities within our company and the size of the executive officer’s equity investment in Holdings.

During 2013, the Board of Directors reviewed the historical and projected financial performance of the Company in regard to the satisfaction of the performance-vested options. Under the current vesting conditions, a performance-based option would become vested if certain free cash flow targets are achieved in either a given fiscal year or based on cumulative targets over multiple fiscal years. As none of these targets have been achieved since the date of grant and, based on recent performance, are not expected to be satisfied in the next several years, the Holdings board of directors decided to modify the terms of the performance-vesting options. As a result, on August 30, 2013, vesting terms for all performance-based options were modified to vest on terms similar to existing exit-based options, substituting 15% for 20% as the required annual internal rate of return component. In addition, to align the vesting conditions between the amended performance-based options and the exit-based options, the vesting terms of the exit-based options were modified to reduce the required annual internal rate of return component from 20% to 15%.
In connection with Mr. Hackney's appointment as President and Chief Executive Officer, the Company granted Mr. Hackney Restricted Stock Units under the Holdings Plan. These shares represent a promise to deliver shares to the individual at a future date if certain vesting conditions are met. Under the Holdings Plan, Restricted Stock Units will become vested on the third anniversary of the date of grant and will be settled in shares of Holdings. Dividend equivalent shares will accrue if dividends are paid on Holdings common stock and will vest proportionately with the Restricted Stock Units to which they relate. In the event that Mr. Hackney is terminated by the Company with "cause" or by Mr. Hackney while grounds for "cause" exist, all Restricted Stock Units granted (whether or not then vested) as well as any accrued dividend equivalent shares will be forfeited. In the event of a change in control, all Restricted Stock Units granted (whether or not then vested) shall be distributed to Mr. Hackney effective as of immediately prior to the change in control.
Terms of Option Awards. The following describes the general terms of the options granted to our named executive officers. The terms and vesting conditions are as of December 28, 2013 and do not reflect previously in place conditions.

•	Vesting Terms

◦
Time-Vesting Options. The time-vesting options vest in equal annual installments beginning on the respective grant date of the employee, subject to the executive’s continued employment with us. These options will become fully vested upon a change in control that occurs during his or her employment with us, or during the 90 days following terminations of his or her employment without “cause” or with “good reason” or due to death or disability. In addition, if the executive’s employment is terminated (a) by us without “cause”, (b) by the executive as a result of his or her resignation with “good reason” or (c) as a result of the executive’s death or disability, an additional number of these time-vesting options will vest equal to the number that would have vested over the 12-month period following the applicable termination date. Any other time-vesting options that remain unvested on termination of employment and do not vest as described above will be forfeited.

◦
Amended Performance-Vesting Options. The amended performance-vesting options will vest on the date, if ever, that Blackstone receives cash proceeds from its investment in Holdings aggregating in excess of 2.0 times Blackstone's cumulative invested capital in Holdings’ securities, and such cash proceeds also result in an annual internal rate of return of at least 15% on its cumulative invested capital in the Holdings’ securities, subject to her or his continued employment with us. In addition, if an executive’s employment is terminated (a) by us without “cause”, (b) by the executive as a result of her or his resignation with “good reason” or (c) as a result of the executive’s death or disability, the amended performance-vesting options will remain outstanding and eligible to vest for 12 months following the applicable termination date. If the amended performance-vesting options do not vest as described above during the 12 months following such a termination, such options will terminate and be forfeited.

◦
Exit-Vesting Options. The exit-vesting options will vest on the date, if ever, that Blackstone receives cash proceeds from its investment in Holdings aggregating in excess of 2.0 times Blackstone's cumulative invested capital in Holdings’ securities, and such cash proceeds also result in an annual internal rate of return of at least 15% on its cumulative invested capital in the Holdings’ securities, subject to her or his continued employment with us. In addition, if an executive’s employment is terminated (a) by us without “cause”, (b) by the executive as a result of her or his resignation with “good reason” or (c) as a result of the executive’s death or disability, the exit-vesting options will remain outstanding and eligible to vest for 12 months following the applicable termination date. If the exit-vesting options do not vest as described above during the 12 months following such a termination, such options will terminate and be forfeited.

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
In 2012, the Board of Directors approved the establishment of an unfunded, deferred compensation plan for a select group of management or highly compensated employees of the Company (the "PGI Executive Savings Plan”). The PGI Executive Savings Plan is an unfunded plan maintained by the Company primarily for the purpose of providing a select group of management or highly compensated employees of the Company with an opportunity to defer all or part of the compensation payable to such employees (and is intended to be within the exemptions therefore in, without limitation, sections 201(2), 301(a)(3) and 401(a)(1) of ERISA and section 2520.104-23 of the U.S. Department of Labor Regulations). The PGI Executive Savings Plan is intended to be "unfunded" for purposes of both ERISA and the Code. The PGI Executive Savings Plan is not intended to be a qualified plan under section 401(a) of the Code; rather, the PGI Executive Savings Plan is intended to be a "nonqualified" plan.
Termination Benefits
Under the 2013 CEO Agreement, subject to executing a general release, Mr. Hackney will be entitled to receive severance payments if he is terminated without "cause" or if he terminates his employment for "good reason." Such severance payments will consist of an amount equal to the sum of 1.5 times his then-current annual base compensation and 1.5 times the amount of his target annual bonus. Mr. Hackney will also be entitled to a pro rata portion of the annual bonus he would have received for the year in which his termination occurred, if any, as determined in accordance with the terms of the applicable annual bonus plan as well as a lump sum equal to 18 months of COBRA premiums to cover continued medical benefits.
Prior to her retirement from the Company on August 31, 2013, Ms. Hagen was entitled to receive severance payments if she was terminated without “cause” or if she terminated her employment for “good reason.” These termination benefits were covered under the 2011 CEO Agreement, subject to executing a general release. Payments made as a result of her retirement are covered by a Retirement Agreement. Under the terms of the Retirement Agreement, Ms. Hagen continued to receive her current base compensation until the date of her retirement and is entitled to receive a cash severance amount of $2,559,000 payable in equal amounts during the subsequent 18-month period following the date of her retirement. In addition, she is entitled to receive her 2013 AIP award in a lump sum when annual bonuses are paid to other senior executives of the Company. The award is subject to the terms of the 2011 Employment Agreement as if she continued to participate as an executive in the 2013 AIP through the payment date. Furthermore, Ms. Hagen is entitled to receive a lump sum amount of $266,656, payable no later than March 15,

2014, for her continued service as a member of the Board of Directors. Ms. Hagen is also entitled to participate in our medical, dental, and hospitalization benefit plans for 18 months following the date of her retirement.
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

On July 3, 2013, Mr. Hale accepted the position of Senior Vice President and Advisor to Chief Executive Officer. Other than the change in title and role, all of the terms and conditions of his 2012 COO Amendment remained as indicated except for certain modifications to his equity awards. On July 9, 2013, Mr. Hale notified the Company that he would be retiring from the Company on January 31, 2014, which he did.
On December 5, 2013, the Company and Mr. Modak agreed that his employment with the Company would terminate on December 31, 2013. In accordance with the terms of his Separation Agreement, he is entitled to receive a severance payment that will consist of an amount equal to the sum of (i) twelve times his monthly base salary at the rate in effect at the time of a notice of termination and (ii) an amount equal to his annual target bonus. Mr. Modak is also entitled to receive his 2013 AIP award in a lump sum when annual bonuses are paid to other senior executives of the Company as if he continued to participate as an executive in the 2013 AIP through the payment date. In addition, Mr. Modak will also be entitled to participate in our medical, dental, and hospitalization benefit plans for 12 months.
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
Tax considerations
Section 162(m) of the Internal Revenue Code generally limits the corporate tax deduction for compensation paid to each executive officer to $1,000,000 in any given taxable year, unless certain requirements are met. The Board of Directors considered the impact of this tax code provision and believed that it had structured the compensation plans for the executive officers as necessary in order to maximize the Company’s corporate tax deduction without limiting our ability to meet the goals of our compensation program. The Board of Directors may from time to time exercise its discretion to award compensation that may not be deductible under section 162(m) when in its judgment such award would be in the best interest of the Company.

Summary Compensation Table
The following table presents a summary of compensation for our named executive officers for the 2013, 2012 and 2011 fiscal years:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)(4)	Stock Awards ($)(5)	Option Awards ($)(6)	Non-Equity Incentive Plan Compensation ($)(7)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(8)	Grand Total ($)
J. Joel Hackney Jr. (1)	2013	$434,817	$—	$3,000,000	$6,000,000	$—	—	$757,704	$10,192,521
President & Chief Executive	2012	—	—	—	—	—	—	—	—
Officer	2011	—	—	—	—	—	—	—	—

Veronica M. Hagen (1)	2013	1,129,609	—	694,000	—	465,517	—	43,616	2,332,742
Former President & Chief	2012	811,196	266,657	—	—	544,539	—	46,966	1,669,358
Executive Officer	2011	796,786	—	—	4,521,750	653,498	—	5,076,100	11,048,134

Dennis Norman	2013	357,506	—	—	—	108,146	—	16,021	481,673
Executive Vice President &	2012	342,687	61,956	—	—	126,522	—	16,153	547,318
Chief Financial Officer	2011	334,024	—	—	2,260,860	150,747	—	457,371	3,203,002

Michael W. Hale (2)	2013	456,510	—	—	—	138,094	—	18,623	613,227
Former Senior Vice President, Advisor	2012	437,584	79,113	—	—	161,558	—	17,841	696,096
to Chief Executive Officer	2011	426,769	75,000	—	2,260,860	192,630	—	1,099,712	4,054,971

Michael Modak (3)	2013	383,251	—	—	—	84,315	—	74,198	541,764
Former Senior Vice President,	2012	108,180	14,224	—	1,200,000	29,048	—	84,573	1,436,025
Global Growth & Innovation	2011	—	—	—	—	—	—	—	—

(1)
Mr. Hackney joined the Company in June 2013 as President and Chief Executive Officer. He replaced Ms. Hagen, who retired from the position of President and Chief Executive Officer in June 2013 and retired from the Company in August 2013.

(2)	Mr. Hale retired from the Company on January 31, 2014.

(3)
Mr. Modak joined the Company in September 2012 as the Senior Vice President, Global Growth & Innovation. In December 2013, the Company and Mr. Modak agreed that his employment with the Company would terminate on December 31, 2013.

(4)
For 2012, reflects the portion of the bonus awarded by the Board of Directors, to be paid no later than December 2013, under the 2012 AIP as a result of the application of the personal performance modifier. For 2011, reflects the portion of the bonus awarded by the Board of Directors, paid in April 2012, under the 2011 AIP as a result of the application of the personal performance modifier.

(5)
Represents the grant date fair value of all stock awards issued during the respective period, calculated pursuant to ASC 718. Per the terms of his employment agreement, Mr. Hackney received restrictive stock awards in June 2013 associated with his appointment as President and Chief Executive Officer. Per the terms of her employment agreement, Ms. Hagen received a one-time grant of shares in our indirect parent on April 23, 2013.

(6)	Represents the grant date fair value of all option awards issued during the respective period, calculated pursuant to ASC 718.

(7)
Amounts for non-equity incentive plan compensation reflect payments for annual performance prior to the application of the personal performance modifier, paid in April of the subsequent year. However, the non-equity incentive plan compensation for fiscal 2012 represents amounts paid in the fourth quarter of fiscal 2012 and amounts to be paid in April 2013 under the 2012 AIP for fiscal 2012 performance prior to the application of the personal performance modifier.

(8)	All Other Compensation for executive officers in fiscal 2013 is as follows:

	Mr. Hackney	Ms. Hagen	Mr. Norman	Mr. Hale	Mr. Modak
Company Contributions to Defined Contribution and Savings Plans	$5,639	$15,300	$15,300	$15,300	$15,300
Life Insurance Premiums Paid by the Company	596	5,557	326	3,323	1,520
Sign-on bonus (1)	606,448	—	—	—	50,000
Perquisites:
Car Usage (2)	10,464	10,259	—	—	—
Relocation	134,194	—	—	—	4,184
Other Perquisites (3)	363	12,500	395	—	3,194
Total All Other Compensation	$757,704	$43,616	$16,021	$18,623	$74,198

(1)
In lieu of Mr. Hackney's participation in the 2013 AIP, he received a sign-on bonus in an amount equal to his annual base salary adjusted by the number of days employed during 2013, plus $150,000, payable within 30 days of the effective date of his employment. Mr. Modak was provided a cash payment at the start of his employment and received a second $50,000 cash payment on January 31, 2013.

(2)
Pursuant to Mr. Hackney's employment agreement, he is responsible for any automobile costs in excess of $20,000 per year. Pursuant to Ms. Hagen's employment agreement, she is responsible for any automobile costs in excess of $17,242 per year.

(3)	Other perquisites are primarily comprised of subscriptions, seminars, membership fees and annual credit card fees.
2013 Grants of Plan-Based Awards
The following table presents information regarding grants of plan-based awards to named executive officers during the 2013 fiscal year:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards; Number of Shares of Stock or Units (#)(6)	All Other Option Awards; Number of Securities Underlying Options (#)(7)	Exercise or Base Price of Option Awards ($/Sh)(8)	Grant date Fair Value of Stock & Option Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)(5)	Maximum (#)

Mr. Hackney (1)	6/19/2013	$—	$—	$—	—	4,000.000	—	3,000.000	2,000.000	$1,000	$9,000,000

Ms. Hagen (2)	N/A	423,197	846,394	1,692,788	—	—	—	—	—	—	—

Mr. Norman	N/A	98,314	196,628	393,256	—	—	—	—	—	—	—

Mr. Hale (3)	N/A	125,540	251,080	502,160	—	—	—	—	—	—	—

Mr. Modak (4)	N/A	76,650	153,300	306,600	—	—	—	—	—	—	—

(1)
Mr. Hackney was appointed President and Chief Executive Officer on June 19, 2013. In lieu of his participation in the 2013 AIP, he received a sign-on bonus in an amount equal to his annual base salary adjusted by the number of days employed during 2013, plus $150,000, payable within 30 days of the effective date of his employment.

(2)
Ms. Hagen retired from her position as President and Chief Executive Officer effective June 19, 2013, and retired from the Company on August 31, 2013. She is entitled to receive her 2013 AIP award in a lump sum when annual bonuses are paid to other senior executives of the Company, subject to the terms of her 2011 Employment Agreement as if she continued to participate as an executive in the 2013 AIP through the payment date.

(3)
Mr. Hale retired from the Company on January 31, 2014. He is entitled to receive his 2013 AIP award in a lump sum when annual bonuses are paid to other senior executives of the Company, subject to the terms of his 2012 COO Agreement as if he continued to participate as an executive in the 2013 AIP through the payment date.

(4)
Mr. Modak and the Company agreed that his employment with the Company would terminate on December 31, 2013. In accordance with the terms of his Separation Agreement, he is entitled to receive his AIP award in a lump sum when annual bonuses are paid to other senior executives of the Company as if he continued to participate as an executive in the 2013 AIP through the payment date.

(5)
The named executive officers may receive all or a portion of the targeted amount, since the target amount reflects options in Holdings that vest based on amended performance-vesting and/or exit-vesting conditions. See “Compensation Discussion and Analysis —Elements of Compensation — Long-Term Incentive Compensation.”

(6)	Reflects Restricted Stock Units in Holdings that contain service-based vesting provisions. See “Compensation Discussion and Analysis —Elements of Compensation — Long-Term Incentive Compensation.”

(7)	Reflects options in Holdings that contain service-based vesting provisions. See “Compensation Discussion and Analysis —Elements of Compensation — Long-Term Incentive Compensation.”

(8)	The exercise price of $1,000 per share represents the fair market value of Holdings common shares on the date of grant.
Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table
The items described below support the data reported in the Summary Compensation Table and the 2013 Grants of Plan-Based Awards table.
Employment Agreements with Ms. Hagen

As a result of the Merger, the Company and Ms. Hagen entered an employment agreement, effective January 28, 2011 (the “2011 CEO Agreement”). The 2011 CEO Agreement terminated the prior employment agreement between the Company and Ms. Hagen, which had been entered into on March 31, 2010 (the “2010 CEO Agreement”). The 2010 CEO Agreement terminated the employment agreement between the Company and Ms. Hagen that had been entered into upon her joining the Company in April 2007. On June 17, 2013, Ms. Hagen and the Company entered into a Retirement Agreement whereby she retired from the position of President and CEO, effective June 19, 2013 and subsequently retired from the Company on August 31, 2013. The following is a discussion of the 2011 CEO Agreement and the Retirement Agreement.
The Retirement Agreement
Under the Retirement Agreement, Ms. Hagen is entitled to receive her current base compensation beginning on the date of retirement from the position of President and CEO and ending on August 31, 2013. In addition, she is entitled to receive (1) cash severance of $2,559,000 payable over the 18 month period following her retirement date, (2) a cash bonus with a target equal to 100% of her annual target bonus for 2013 and (3) a special bonus of $266,656 contingent on her willingness to continue serving on the Board of Directors of the Company. The Retirement Agreement also included modifications to her equity awards as well as continued her medical benefits for a period of 18 months following her retirement date.
The 2011 CEO Agreement
Unless earlier terminated pursuant to its terms, the term of the 2011 CEO Agreement was from January 28, 2011 until January 28, 2016. The employment agreement entitled Ms. Hagen to receive a current annual base compensation of $828,230 and an annual target bonus of 100% of her base compensation, with a maximum annual bonus of 200% of her base compensation, determined based upon the achievement of performance criteria as established by our Board of Directors in consultation with Ms. Hagen. In addition, Ms. Hagen was also entitled to a one-time grant of shares of Holdings on April 23, 2013 having a value equal to $694,000 (the “Equity Award”). The grant of shares was provided on April 23, 2013.
Employment Agreement with Mr. Hackney
The Company entered into an employment agreement with Mr. Hackney to serve as our President and Chief Executive Officer effective June 19, 2013 (the "2013 CEO Agreement"). The 2013 CEO agreement entitles Mr. Hackney to receive an annual base compensation of $850,000 and an annual target bonus of 100% of his base compensation, with a maximum annual bonus of 200% of his base compensation, determined based upon the achievement of performance criteria as established by our Board of Directors in consultation with Mr. Hackney. In lieu of Mr. Hackney's participation in the 2013 AIP, he received a sign-on bonus in an amount equal to his annual base salary adjusted by the number of days employed during 2013, plus $150,000, payable within 30 days of the effective date of his employment. A description of potential payments to Mr. Hackney upon his termination under the 2013 CEO Agreement is described in “Potential Payments Upon Termination or Change in Control.”
Employment Agreements with Mr. Norman
On January 28, 2011, in connection with the Merger, the Company entered into an employment agreement with Mr. Norman to serve as our Chief Financial Officer (the “2011 CFO Agreement”). The employment agreement entitles Mr. Norman to receive a current annual base compensation of $349,830 and an annual target bonus of 55% of his base compensation, with a maximum annual bonus of 110% of his base compensation, determined based upon the achievement of performance criteria as established by our Board in consultation with the Chief Executive Officer. A description of potential payments to Mr. Norman upon his termination under the 2011 CFO Agreement is described in “Potential Payments Upon Termination or Change in Control.”
Employment Agreements with Mr. Hale
On January 28, 2011, in connection with the Merger, the Company entered into an employment agreement with Mr. Hale to serve as our Chief Operating Officer (the “2011 COO Agreement”). The employment agreement entitled Mr. Hale to annual base compensation of $415,000 and an annual target bonus of 55% of his base compensation, with a maximum annual bonus of 110% of his base compensation, determined based upon the achievement of performance criteria as established by our Board of Directors in consultation with the Chief Executive Officer.
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
On July 3, 2013, Mr. Hale accepted the position of Senior Vice President and Advisor to Chief Executive Officer. Other than the change in title and role, all of the terms and conditions of his 2012 COO Amendment remained as indicated except for certain modifications to his equity awards. On July 9, 2013, Mr. Hale notified the Company that he would be retiring from the Company on January 31, 2014. A description of the payments made to Mr. Hale upon his termination under the 2011 COO Agreement is set forth in “Potential Payments Upon Termination or Change in Control.”
Awards under the Holdings Plan
Upon consummation of the Merger, Holdings adopted the 2011 Scorpio Holdings Corporation Stock Incentive Plan (the “Holdings Plan”) for our employees, directors, and certain other service providers and independent contractors. The Holdings Plan is described in “Compensation Discussion and Analysis — Elements of Compensation — Long-Term Incentive Compensation.” Details regarding the grants made under the Holdings Plan are described in the notes to the “Grants of Plan-Based Awards Table.”
Incentive Plan Performance Targets
The total amounts awarded based on consolidated EBITDA, operating working capital and safety performance results are reported under the Non-Equity Incentive Plan Compensation column, and the amounts awarded as a result of the application of the personal performance modifier are reported under the Bonus column of the Summary Compensation Table.
For fiscal 2013, the Board of Directors established an Annual Incentive Plan for 2013. The following table illustrates the operation of the 2013 AIP with respect to each of our named executive officers. The relative weighting of each performance component was as follows: Consolidated EBITDA — 75.0%; Working Capital — 12.5%; and Safety Performance — 12.5%.

Name	Target Bonus (% of Base Salary)	Target Bonus Amount	EBITDA Component of Target Bonus	Amount Awarded for EBITDA Performance	Working Capital Component of Target Bonus	Amount Awarded for Working Capital Performance	Safety Performance Component of Target Bonus	Amount Awarded for Safety Performance	Total Bonus Amount Awarded	Discretionary Personal Performance Adjustment	Total Actual Bonus Awarded
Mr. Hackney(1)	—%	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ms. Hagen (2)	100%	$846,394	$634,796	$344,466	$105,799	$121,051	$105,799	$—	$465,517	$—	$465,517
Mr. Norman	55%	$196,628	$147,471	$80,024	$24,578	$28,122	$24,579	$—	$108,146	$—	$108,146
Mr. Hale (3)	55%	$251,080	$188,310	$102,185	$31,385	$35,909	$31,385	$—	$138,094	$—	$138,094
Mr. Modak (4)	40%	$153,300	$114,975	$62,390	$19,163	$21,925	$19,163	$—	$84,315	$—	$84,315

(1)
In lieu of Mr. Hackney's participation in the 2013 AIP, he is entitled to receive a sign-on bonus in an amount equal to his annual base salary adjusted by the number of days employed during 2013 plus $150,000, payable within 30 days of the effective date of his his employment.

(2)
Ms. Hagen retired from her position as President and Chief Executive Officer effective June 19, 2013, and retired from the Company on August 31, 2013. She is entitled to receive her 2013 AIP award in a lump sum when annual bonuses are paid to other senior executives of the Company, subject to the terms of her 2011 Employment Agreement as if she continued to participate as an executive in the 2013 AIP through the payment date.

(3)
Mr. Hale retired from the Company on January 31, 2014. He is entitled to receive his 2013 AIP award in a lump sum when annual bonuses are paid to other senior executives of the Company, subject to the terms of his 2012 COO Agreement as if he continued to participate as an executive in the 2013 AIP through the payment date.

(4)
On December 5, 2013, the Company and Mike Modak agreed that his employment with the Company would terminate on December 31, 2013. In accordance with the terms of his Separation Agreement, he is entitled to receive his 2013 AIP award in a lump sum when annual bonuses are paid to other senior executives of the Company as if he continued to participate as an executive in the 2013 AIP through the payment date.

For fiscal 2012, the Board of Directors established an Annual Incentive Plan for 2012. The following table illustrates the operation of the 2012 AIP with respect to each of our named executive officers. The relative weighting of each performance component was as follows: Consolidated EBITDA — 75.0%; Working Capital — 12.5%; and Safety Performance — 12.5%.

Name	Target Bonus (% of Base Salary)	Target Bonus Amount	EBITDA Component of Target Bonus	Amount Awarded for EBITDA Performance	Working Capital Component of Target Bonus	Amount Awarded for Working Capital Performance	Safety Performance Component of Target Bonus	Amount Awarded for Safety Performance	Total Bonus Amount Awarded	Discretionary and/or Personal Performance Adjustment	Total Actual Bonus Awarded
Ms. Hagen	100%	$811,196	$608,397	$265,691	$101,399	$157,169	$101,399	$121,679	$544,539	$266,657	$811,196
Mr. Norman	55%	$188,478	$141,358	$61,732	$23,560	$36,518	$23,560	$28,272	$126,522	$61,956	$188,478
Mr. Hale (1)	55%	$240,671	$180,504	$78,827	$30,084	$46,630	$30,084	$36,101	$161,558	$79,113	$240,671
Mr. Modak	40%	$43,272	$32,454	$14,173	$5,409	$8,384	$5,409	$6,491	$29,048	$14,224	$43,272

(1)	Amounts for Mr. Hale include all compensation associated with the 2012 COO Amendment.
For fiscal 2011, the Board of Directors established an Annual Incentive Plan for 2011. The following table illustrates the operation of the 2011 AIP with respect to each of our named executive officers. The relative weighting of each performance component was as follows: Consolidated EBITDA — 70.0%; Working Capital — 17.5%; and Safety Performance — 12.5%.

Name	Target Bonus (% of Base Salary)	Target Bonus Amount	EBITDA Component of Target Bonus	Amount Awarded for EBITDA Performance	Working Capital Component of Target Bonus	Amount Awarded for Working Capital Performance	Safety Performance Component of Target Bonus	Amount Awarded for Safety Performance	Total Bonus Amount Awarded	Discretionary Personal Performance Adjustment	Total Actual Bonus Awarded
Ms. Hagen	100%	$795,978	$557,185	$376,498	$139,296	$157,604	$99,497	$119,397	$653,498	$—	$653,498
Mr. Norman	55%	$183,614	$128,530	$86,849	$32,132	$36,356	$22,952	$27,542	$150,747	$—	$150,747
Mr. Hale	55%	$234,629	$164,240	$110,980	$41,060	$46,457	$29,329	$35,194	$192,630	$75,000	$267,630
Mr. Modak	—%	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2013 Outstanding Equity Awards at Fiscal Year-End
The following table presents information regarding outstanding equity awards held by named executive officers at the end of the 2013 fiscal year.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested ($)	Equity Incentive Plan Awards; Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($)

Mr. Hackney	—	2,000.000	4,000.000	$1,000	6/19/2023	3,000	3,000,000	3,000	3,000,000

Ms. Hagen	904.350	—	904.350	1,000	1/28/2021	—	—	—	—

Mr. Norman	301.448	452.172	1,507.240	1,000	1/28/2021	—	—	—	—

Mr. Hale	301.448	452.172	1,507.240	1,000	1/28/2021	—	—	—	—

Mr. Modak	200.000	200.000	800.000	1,000	9/28/2022	—	—	—	—
(1) The vesting dates of options containing service-based vesting are as follows:

	Mr. Hackney	Ms. Hagen	Mr. Norman	Mr. Hale	Mr. Modak
January 28, 2014	—	—	150.724	150.724	—
March 31, 2014	—	—	—	—	200.000
May 1, 2014	—	—	—	301.448	—
June 19, 2014	400.000	—	—	—	—
January 28, 2015	—	—	150.724	—	—
June 19, 2015	400.000	—	—	—	—
January 28, 2016	—	—	150.724	—	—
June 19, 2016	400.000	—	—	—	—
June 19, 2017	400.000	—	—	—	—
June 19, 2018	400.000	—	—	—	—
Total	2,000.000	—	452.172	452.172	200.000
Per the terms of her Retirement Agreement, Holdings modified certain equity awards granted to Ms. Hagen, particularly the awards granted in association with the Merger. As a result, the following options were modified on her retirement date:

•
602.900 time-based options were forfeited with the remaining 904.350 options deemed to be fully vested until the earlier of (1) the expiration date of the options or (2) if Ms. Hagen engages in a competitive activity or breaches any restrictive covenant.

•
602.900 exit-based options were forfeited with the remaining 904.350 options deemed eligible to vest if the applicable vesting conditions are satisfied prior to (1) the expiration date of the options or (2) if Ms. Hagen engages in a competitive activity or breaches any restrictive covenant.

•	1,507.250 performance-based options were forfeited.
In conjunction with the change in position from Senior Vice President, Global Supply Chain Lead to Senior Vice President and Advisor to the Chief Executive Officer, Holdings modified certain equity awards granted to Mr. Hale, particularly the awards granted in association with the Merger. As a result, the following options were modified as of July 1, 2013:

•
Any time-based options that are vested upon Mr. Hale's retirement from the Company will remain vested until the earlier of (1) the expiration date of the options or (2) if Mr. Hale engages in a competitive activity or breaches any restrictive covenant.

•
Any time-based options that are not vested upon Mr. Hale's retirement from the Company will remain outstanding and vest if a change in control occurs within 90 days of his retirement date. In addition, amended performance-vesting options and exit-vesting options will remain outstanding and eligible to vest for a 12 month period following his retirement date. If a change in control does not occur during this period, such options will terminate and be forfeited.

On December 5, 2013, the Company and Mr. Modak agreed that his employment with the Company would terminate on December 31, 2013. In connection with his termination, Holdings agreed to the following:

•
Any time-based options that are vested upon Mr. Modak's termination from the Company will remain vested until the earlier of (1) the expiration date of the options or (2) if Mr. Modak engages in a competitive activity or breaches any restrictive covenant.

•
Any time-based options that are not vested upon Mr. Modak's termination from the Company will remain outstanding and vest if a change in control occurs within 90 days of his termination date. In addition, amended performance-vesting options and exit-vesting options will remain outstanding and eligible to vest for a 12 month period following his termination date. If a change in control does not occur during this period, such options will terminate and be forfeited.

Pension Benefits
We have no pension benefits for the named executive officers.
Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans
We have no nonqualified defined contribution or other nonqualified deferred compensation plans for named executive officers.

Potential Payments Upon Termination or Change in Control
The Company has employment agreements with each of Messrs. Hackney, Norman, and Hale. In general, our named executive officers will be entitled to receive severance payments, subject to executing a general release, if they are terminated without “cause” or if they terminate their employment for “good reason.” These payments typically provide the payment of an annual base compensations and bonus opportunities, as well as participation by each of them in benefit plans and programs.
Under the 2013 CEO Agreement, subject to executing a general release, Mr. Hackney will entitled to receive severance payments of an amount equal to the sum of 1.5 times his then-current annual base compensation and 1.5 times the amount of his target annual bonus. Mr. Hackney will also be entitled to a pro rata portion of the annual bonus he would have received for the year in which her termination occurred, if any, as determined in accordance with the terms of the applicable annual bonus plan as well as a lump sum equal to 18 months of COBRA premiums to cover continued medical benefits.
Under the 2011 CFO Agreement, subject to executing a general release, Mr. Norman will be entitled to receive severance payments of an amount equal to the sum of 1.5 times his then-current annual base compensation and 1.5 times the amount of his target annual bonus. Mr. Norman will also be entitled to participate in our medical, dental, and hospitalization benefit plans for 18 months, and a pro rata portion of the annual bonus they would have received for the year in which their termination occurred, if any, as determined in accordance with the terms of the applicable annual bonus plan.
Payments made to Mr. Hale are covered under the 2011 COO Agreement, as amended, subject to executing a general release. If his termination occurs during the Transition Period, Mr. Hale is entitled to receive severance payments that will consist of (1) an amount equal to the sum of 1.5 times his (a) then-current annual base compensation plus (b) his Transition Compensation and (2) his annual bonus plus his Transition Bonus for the fiscal year in which the termination occurred prorated for the actual number of days employed and (3) and any bonus and Transition Bonus for a completed fiscal year that was earned but not yet paid. Mr. Hale will also be entitled to participate in our medical, dental and hospitalization benefits for either 18 or 12 months depending on the timing of the termination.
On December 5, 2013, the Company and Mr. Modak agreed that his employment with the Company would terminate on December 31, 2013. In accordance with the terms of his Separation Agreement, he is entitled to receive a severance payment that will consist of an amount equal to the sum of (i) twelve times his monthly base salary at the rate in effect at the time of a notice of termination and (ii) an amount equal to his annual target bonus for the year. In addition, he is entitled to receive his 2013 AIP award in a lump sum when annual bonuses are paid to other senior executives of the Company as if he continued to participate as an executive in the 2013 AIP through the payment date. Mr. Modak will also be entitled to participate in our medical, dental, and hospitalization benefit plans for 12 months.
Prior to her retirement from the Company on August 31, 2013, Ms. Hagen was entitled to receive severance payments if she was terminated without “cause” or if she terminated her employment for “good reason.” These termination benefits were covered under the 2011 CEO Agreement, subject to executing a general release. Payments made as a result of her retirement are covered by a Retirement Agreement entered into on June 17, 2013. Under the terms of the agreement, Ms. Hagen continued to receive her current base compensation until the date of her retirement and is entitled to receive a cash severance amount of $2,559,000 payable in equal amounts during the subsequent 18-month period following the date of her retirement. In addition, she is entitled to receive her 2013 AIP award in a lump sum when annual bonuses are paid to other senior executives of the Company. The award is subject to the terms of the 2011 Employment Agreement as if she continued to participate as an executive in the 2013 AIP through the payment date. Furthermore, Ms. Hagen is entitled to receive a lump sum amount of $266,656, payable no later than March 15, 2014, for her continued service as a member of the Board of Directors. Ms. Hagen is also entitled to participate in our medical, dental, and hospitalization benefit plans for 18 months following the date of her retirement.
As described under “Compensation Discussion and Analysis — Elements of Compensation — Long-term Incentive Compensation,” under the named executive officers’ option award agreements, the time-vesting options will become fully vested upon a change in control that occurs during his or her employment or during the 90 days following an involuntary termination without cause, voluntary termination for good reason or termination due to death or disability. In addition, in the event of involuntary termination without “cause,” voluntary termination for “good reason” or termination due to death or disability, an additional number of these time-vesting options will vest equal to the number that would have vested over the 12-month period following the applicable termination date. For the purpose of this disclosure, we only considered the time-vesting options as options that would vest upon a change-in-control, since the terms and conditions associated with both the amended performance-vesting or exit-vesting options were not met as of December 28, 2013.
The following describes compensation and benefits payable to each named executive officer in connection with termination of employment or change in control pursuant to agreements that were in place at the end of 2013. The amounts shown assume that the applicable triggering event occurred on December 28, 2013:

	Termination without "Cause"	Termination for "Good Reason"	Additional Value if Termination without Cause, for Good Reason or Due to Death of Disability During 90 Days Prior to Change in Control	Change in Control	Death or Disability
Mr. Hackney
Cash Severance	$3,400,000	$3,400,000	$—	$—	$—
Acceleration of Equity Awards (1)	—	—	—	—	—
Health Benefits	12,763	12,763	—	—	—
Total	$3,412,763	$3,412,763	$—	$—	$—

Mr. Norman
Cash Severance	$1,035,934	$1,035,934	$—	$—	$—
Acceleration of Equity Awards (1)	—	—	—	—	—
Health Benefits	21,879	21,879	—	—	—
Total	$1,057,813	$1,057,813	$—	$—	$—

Mr. Hale
Cash Severance	$1,322,808	$1,322,808	$—	$—	$—
Acceleration of Equity Awards (1)	—	—	—	—	—
Health Benefits	21,879	21,879	—	—	—
Total	$1,344,687	$1,344,687	$—	$—	$—

Mr. Modak
Cash Severance	$811,177	$811,177	$—	$—	$—
Acceleration of Equity Awards (1)	—	—	—	—	—
Health Benefits	10,515	10,515	—	—	—
Total	$821,692	$821,692	$—	$—	$—

(1)
As of December 28, 2013, the fair market value of Holdings common stock was determined to be $1,000 per share, which equals the exercise price of the respective options. Thus, no value was associated with the acceleration of the time-vesting options.

2013 Compensation of Directors
The following table presents a summary of compensation for directors of the Company for the 2013 fiscal year:

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Changes in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name (1)	($)	($)	($) (2)	($)	($)	($)	($)
Mr. Alder	$80,000	$—	$50,000	$—	$—	$—	$130,000
Mr. Burgess (3)	37,500	—	—	—	—	—	37,500
Ms. Hagen (4)	31,250	—	—	—	—	—	31,250
Ms. St.Clare (5)	85,000	—	50,000	—	—	—	135,000
Mr. Zafirovski	300,000	—	—	—	—	—	300,000

(1)
Company directors, management directors and affiliates of Blackstone were not entitled to receive any fees for their service on the Board of Directors. Accordingly, Mr. Hackney and Messrs. Mukherjee and Giordano are not included in the Director Compensation table as they received no compensation for serving as directors during 2012.

(2)	Options to acquire shares of Holding common stock.

(3)	Mr. Burgess resigned from the Board of Directors on June 17, 2013, and forfeited all share-based awards.

(4)
Ms. Hagen resigned as President and Chief Executive Officer on June 17, 2013 and retired from the Company on August 31, 2013. Ms. Hagen will continue to serve on the Board of Directors as non-employee director. In addition, Ms. Hagen is entitled to receive a lump sum of $266,656, payable no later than March 15, 2014 for her continued service as a member of the Board of Directors.

(5)	Ms. St.Clare was elected to the Board of Directors on February 20, 2013, and also serves as chair of the Audit Committee
At fiscal year-end, the aggregate number of option awards for shares of Holdings that were outstanding for each Company director was as follows: Mr. Alder — 150 options; Ms. Hagen — 1,809 options; Ms. St.Clare — 50 options and Mr. Zafirovski — 2,000 options.

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
The grant date fair values of stock option awards granted to directors, for service as a director, in 2013 are as follows:

	Award Date	Grant Date Fair Value of Awards Issued
Mr. Alder	4/19/2013	$50,000
Ms. St.Clare	4/19/2013	50,000
Annual Board / Committee Retainer Fees
Under the Company’s compensation program for directors, the non-employee directors, Mr. Alder, Ms. Hagen and Ms. St.Clare each receive an annual retainer of $75,000, payable in four equal installments on the date of each quarterly scheduled Board of Directors meeting. Mr. Zafirovski, as the non-executive chairman of the Board of Directors, will receive an annual retainer of $300,000, payable in four equal installments at the beginning of each fiscal quarter. The Chair of the Audit Committee will receive an additional $10,000 annually, while each of the Chairs of the Compensation Committee and Nominating and Corporate Governance Committee will receive an additional $5,000 annually. Directors are also reimbursed for out-of-pocket expenses incurred in connection with attending Board of Directors meetings. In addition, each independent director receives an annual grant of options to acquire common stock of Holdings, which is designed to target a value after vesting of $60,000 and which vests annually over a 3 year period so long as the independent director continues to serve on the Board of Directors.
Compensation Committee Interlocks and Insider Participation
Prior to fiscal 2013, the Board of Directors had not established a compensation committee. The full Board of Directors acted on all matters, including those typically delegated to a committee. On February 20, 2013, the Board of Directors established a compensation committee that was responsible for establishing, approving and reviewing our employee and executive compensation strategy. However, deliberations concerning executive officer compensation for 2013 was determined by the Board of Directors due to the timing of the meetings. Ms. Hagen, our former CEO participated in the deliberations, except for deliberations regarding her compensation. In addition, none of our executive officers served on the compensation committee or board of a company that employed any of our directors. Our Compensation Committee is comprised of Mr. Alder (Chair), and Messrs. Zafirovski and Mukherjee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Parent owns 100% of the issued and outstanding shares of our common stock. Blackstone, along with certain members of our management, beneficially owns 100% of Holdings which, in turn, owns 100% of the issued and outstanding shares of common stock of Parent. The authorized capital stock of Holdings consists of one million shares of common stock (the “Common Stock”). The holders of Common Stock are generally entitled to one vote per share on all matters submitted for action by the stockholders; to receive ratably such dividends and distributions as may be declared or paid from time to time by the Board of Directors and to pro rata distribution of any available and remaining assets upon a liquidation or dissolution of Holdings. Shares of Common Stock held by employees are subject to certain restrictions including agreements to vote such shares of Common Stock, transfer restrictions, drag-along rights and call rights, described under “Certain Relationships and Related Transactions, and Director Independence — Shareholders Agreement.”
The following table sets forth certain information as of March 10, 2014 with respect to shares of Common Stock beneficially owned by (i) each of our directors, (ii) each of our named executive officers, (iii) all of our directors and executive officers as a group and (iv) each person known to us to be the beneficial owner of more than 5% of the outstanding Common Stock as of such date.
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

	Common Stock
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Blackstone Funds (1)(2)	285,726	97.9%
J. Joel Hackney, Jr. (2)	—	—%
Dennis E. Norman (2)	755	*
Michael W. Hale (2)	1,192	*
Michael D. Modak (2)	200	*
James S. Alder (2)	50	*
Jason Giordano (3)	—	—%
Veronica M. Hagen (2)	3,974	1.4%
Anjan Mukherjee (4)	—	—%
Christine St.Clare (2)	—	—%
Mike S. Zafirovski (5)	972	*
Robert Dale (2)	315	*
Jean-Marc Galvez (2)	55	*
Scott Tracey (2)	268	*
Barry Muresh (2)	—	*
Daniel Guerrero (2)	233	*
Daniel Rikard (2)	315	*
Mary Tomasello (2)	248	*
All Directors and Executive Officers as a Group (17 persons)	8,577	2.91%

* Represents less than one percent

(1)
Shares of Common Stock shown as beneficially owned by the Blackstone Funds (as hereinafter defined) are held by the following entities: (i) Blackstone Capital Partners (Cayman) V L.P. (“BCP Cayman V”) owns 121,440.731 shares of Common Stock representing 41.5906% of the outstanding shares of Common Stock, (ii) Blackstone Capital Partners (Cayman) V-A L.P. (“BCP Cayman VA”) owns 108,648.173 shares of Common Stock representing 37.2095% of the outstanding shares of Common Stock, (iii) Blackstone Capital Partners (Cayman) V-AC L.P. (“BCP Cayman VAC”) owns 54,679.914 shares of Common Stock representing 18.7266% of the outstanding shares of Common Stock, (iv) Blackstone Family Investment Partnership (Cayman) V L.P. (“BFIP”) owns 696.314 shares of Common Stock representing 0.2385% of the outstanding shares of Common Stock and (v) Blackstone Participation Partnership (Cayman) V L.P. (“BPP”) owns 260.868 shares of Common Stock representing 0.0893% of the outstanding shares of Common Stock (BCP Cayman V, BCP Cayman VA, BCP Cayman VAC, BFIP and BPP are collectively referred to as the “Blackstone Funds”). The general partner of BCP Cayman V, BCP Cayman VA and BCP Cayman VAC is Blackstone Management Associates (Cayman) V L.P. BCP V GP L.L.C. is a general partner and controlling entity of BFIP, BPP and Blackstone Management Associates (Cayman) V L.P. Blackstone Holdings III L.P. is the managing member and majority interest owner of BCP V GP L.L.C. Blackstone Holdings III L.P. is indirectly controlled by The Blackstone Group L.P. and is owned, directly or indirectly, by Blackstone professionals and The Blackstone Group L.P. The Blackstone Group L.P. is controlled by its general partner, Blackstone Group Management L.L.C., which is in turn wholly owned by Blackstone’s senior managing directors and controlled by its founder, Stephen A. Schwarzman. Each of such Blackstone entities and Mr. Schwarzman may be deemed to beneficially own the securities beneficially owned by the Blackstone Funds directly or indirectly controlled by it or him, but each disclaims beneficial ownership of such securities. The address of each of the entities listed in this note is c/o The Blackstone Group, L.P., 345 Park Avenue, New York, New York 10154.

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
The Board of Directors of the Company includes two Blackstone members, four outside members and the Company’s Chief Executive Officer as an employee director. Furthermore, Blackstone has the power to designate all of the members of the Board of Directors of the Company and the right to remove any directors that it appoints.
Blackstone Advisory Agreement
In the second quarter of 2010, the Company entered into an advisory services arrangement (the “Advisory Agreement”) with Blackstone Advisory Partners L.P. (“Blackstone Advisory”), an affiliate of Blackstone. Pursuant to the terms of the Advisory Agreement, the Company paid a fee of approximately $2.0 million following announcement of the parties having entered into the Merger Agreement, and a fee of approximately $4.5 million following consummation of the Merger. In addition, the Company has reimbursed Blackstone Advisory for its reasonable documented expenses, and agreed to indemnify Blackstone Advisory and related persons against certain liabilities arising out of its advisory engagement. As a result, the Predecessor recognized recognized

$4.5 million during the one month ended January 28, 2011, which is included with Special charges, net in the Consolidated Statement of Operations.
In the third quarter of 2013, the Company entered into an advisory services arrangement (the “International Advisory Agreement”) with Blackstone Group International Partners, LLP (“BGIP”), an affiliate of Blackstone. Pursuant to the terms of the International Advisory Agreement, the Company paid an aggregate fee of $3.0 million, associated with the acquisition of Fiberweb, of which 30% was paid following the announcement and the remaining 70% was paid following consummation of the transaction. In addition, the Company reimbursed BGIP for its reasonable documented expenses, and agreed to indemnify BGIP and related persons against certain liabilities arising out of its advisory engagement. As a result, the Successor recognized $3.2 million during the year ended December 28, 2013, which is included within Special charges, net in the Consolidated Statement of Operations.
Management Services Agreement
Upon the completion of the Merger, the Company became subject to a management services agreement (“Management Services Agreement”) with Blackstone Management Partners V L.L.C. (“BMP”), an affiliate of Blackstone. Under the Management Services Agreement, BMP (including through its affiliates) has agreed to provide certain monitoring, advisory and consulting services for an annual non-refundable advisory fee, to be paid at the beginning of each fiscal year, equal to the greater of (i) $3.0 million or (ii) 2.0% of the Company’s consolidated EBITDA (as defined under the credit agreement governing our ABL Facility) for the immediately preceding fiscal year. The amount of such fee shall be initially paid based on the Company’s then most current estimate of the Company’s projected EBITDA amount for the fiscal year immediately preceding the date upon which the advisory fee is paid. After completion of the fiscal year to which the fee relates and following the availability of audited financial statements for such period, the parties will recalculate the amount of such fee based on the actual Consolidated EBITDA for such period and the Company or BMP, as applicable, shall adjust such payment as necessary based on the recalculated amount. Since the Merger, the Company's advisory fee has been $3.0 million, which is paid at the beginning of each year. These amounts are included in Selling, general and administrative expenses in the Consolidated Statement of Operations.
In addition, in the absence of an express agreement to provide investment banking or other financial advisory services to the Company, and without regard to whether such services were provided, BMP will be entitled to receive a fee equal to 1.0% of the aggregate transaction value upon the consummation of any acquisition, divestiture, disposition, merger, consolidation, restructuring, refinancing, recapitalization, issuance of private or public debt or equity securities (including an initial public offering of equity securities), financing or similar transaction by the Company. The fee associated with the Fiberweb transaction totaled $2.5 million and was paid in December of 2013. This amount is included in Special charges, net in the Consolidated Statement of Operations.
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
Other Relationships
Blackstone and its affiliates have ownership interests in a broad range of companies. We have entered into commercial transactions in the ordinary course of our business with some of these companies, including the sale of goods and services and the purchase of goods and services. Blackstone Holdings Finance Co., LLC, a Blackstone subsidiary, participated in the Fiberweb financing group and received $0.6 million associated with their pro rata participation.

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
As a result of the Merger, the Company’s stock is no longer traded publicly and the Company’s Board of Directors are not required to have a majority of its directors be independent. However, the Board of Directors continue to use the listing standards of the New York Stock Exchange to determine whether the members of the Board of Directors are independent. Under these standards, we believe Mr. Alder and Ms. St.Clare are considered independent directors. Under these standards, Messrs. Mukherjee, Giordano and Zafirovski are considered non-independent directors because of their affiliation with Blackstone, an affiliate of our controlling stockholder. Ms. Hagen lacks independence because she was an executive officer of the Company within the last 3 years. Mr. Hackney lacks independence because he is an executive officer of the Company.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table sets forth fees for professional services rendered by the Company's auditors for the audit of our financial statements for the consolidated financial statements for the fiscal years ended December 28, 2013 ("Fiscal 2013") and December 29, 2012 (“Fiscal 2012”). The following table sets forth the aggregate fees of Ernst & Young LLP as well as all “out of pocket” costs incurred in connection with their services.
The nature of the services provided in each category is described in the notes to the table:

Fee Category	Fiscal 2013	Fiscal 2012
Audit Fees (1)	$1,989,459	$1,377,312
Audit-Related Fees (2)	771,091	—
Tax Fees (3)	867,673	41,705
All Other Fees (4)	2,566	106,700
Total	$3,630,789	$1,525,717

(1)
Audit Fees consist of fees billed or expected to be billed for the fiscal years ended December 28, 2013 and December 29, 2012 related to (i) professional services rendered for the audit of our annual financial statements, (ii) reviews of our unaudited quarterly financial statements, (iii) statutory audits, and (iv) other documents filed with the SEC.

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
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) 1. Financial Statements
The following consolidated financial statements and report of Independent Registered Public Accounting Firm required by this Item are filed herewith under Item 8 of this Annual Report on Form 10-K:

•	Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

•	Report of Grant Thornton LLP, Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 28, 2013 and December 29, 2012

•
Consolidated Statements of Operations for the fiscal year ended December 28, 2013, the fiscal year ended December 29, 2012, the eleven months ended December 31, 2011 and the one month ended January 28, 2011

•
Consolidated Statements of Changes in Shareholders’ Equity for the fiscal year ended December 28, 2013, the fiscal year ended December 29, 2012, the eleven months ended December 31, 2011 and the one month ended January 28, 2011

•
Consolidated Statements of Comprehensive Income (Loss) for the fiscal year ended December 28, 2013, the fiscal year ended December 29, 2012, the eleven months ended December 31, 2011 and the one month ended January 28, 2011

•
Consolidated Statements of Cash Flows for the fiscal year ended December 28, 2013, the fiscal year ended December 29, 2012, the eleven months ended December 31, 2011 and the one month ended January 28, 2011

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

3.2	Bylaws of the Company, as amended on February 20, 2013 (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed May 9, 2013

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

10.3
Security Agreement, dated as of January 28, 2011, among the Company, Scorpio Acquisition Corporation, certain other subsidiaries of Scorpio Acquisition Corporation named therein and Wilmington Trust Company as collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s S-4 Registration Statement)

10.4
Security Agreement, dated as of January 28, 2011, among Scorpio Merger Sub Corporation, Scorpio Acquisition Corporation, certain other subsidiaries of Scorpio Acquisition Corporation named therein and Citibank, N.A., as collateral agent (incorporated by reference to Exhibit 10.3 to the Company’s S-4 Registration Statement)

10.5
Lien Subordination and Intercreditor Agreement, dated as of January 28, 2011, among Citibank, N.A., Wilmington Trust Company as noteholder collateral agent, Scorpio Acquisition Corporation, the Company and the subsidiaries of the Company named therein (incorporated by reference to Exhibit 10.4 to the Company’s S-4 Registration Statement)

10.6
Intercreditor Agreement and Collateral Agency Agreement, dated as of January 28, 2011, among Scorpio Acquisition Corporation, the Company, the subsidiaries of the Company named therein, Citibank, N.A., as Tranche 2 representative and Wilmington Trust Company as collateral agent and trustee (incorporated by reference to Exhibit 10.5 to the Company’s S-4 Registration Statement)

10.7
Guaranty Agreement, dated as of January 28, 2011, among Scorpio Acquisition Corporation, certain other subsidiaries of Scorpio Acquisition Corporation named therein and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.6 to the Company’s S-4 Registration Statement)

10.8
Transaction and Advisory Fee Agreement, dated as of January 28, 2011, between Scorpio Merger Sub-Corporation (merged with and into the Company) and Blackstone Management Partners V L.L.C. Incorporated by reference to Exhibit 10.18 to the Company’s Amendment No. 1 to the Registration Statement on Form S-4/A (Registration No. 333-177497) filed on December 5, 2011)

10.9
Equipment Lease Agreement, dated as of June 24, 2010, between Gossamer Holdings, LLC, as Lessor, and Chicopee, Inc., as Lessee (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 17, 2010)

10.10
Amendment and Waiver to Equipment Lease Agreement, dated as of January 19, 2011, between Chicopee, Inc., as Lessee and Gossamer Holdings, LLC, as Lessor (incorporated by reference to Exhibit 10.16 to the Company’s S-4 Registration Statement)

10.11
Second Amendment to Equipment Lease Agreement, dated as of October 7, 2011, between Chicopee, Inc., as Lessee and Gossamer Holdings, LLC, as Lessor (incorporated by reference to Exhibit 10.17 to the Company’s S-4 Registration Statement)

10.12
Third Amendment to Equipment Lease Agreement, dated as of February 28, 2012, between Chicopee, Inc., as Lessee and Gossamer Holdings, LLC, as Lessor (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 15, 2012)

10.13
Fourth Amendment to Equipment Lease Agreement, dated as of March 22, 2013, between Chicopee, Inc., as Lessee and Gossamer Holdings, LLC, as Lessor (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed May 9, 2013)

10.14
Senior Secured Bridge Credit Agreement, dated as of September 17, 2013, among Polymer Group, Inc., Scorpio Acquisition Corporation, the lenders from time to time party thereto, Citicorp North America, Inc. as administrative agent, Barclays Bank plc as syndication agent and Citigroup Global Markets Inc. and Barclays Bank plc as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 17, 2013)

10.15
Guaranty, dated as of September 17, 2013 among Scorpio Acquisition Corporation, the subsidiaries of Scorpio Acquisition Corporation party thereto and Citicorp North America Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 17, 2013)

10.16
Amendment No. 1, dated as of October 22, 2013, among Polymer Group, Inc., Scorpio Acquisition Corporation, Citicorp North America, Inc., as administrative agent, and the lenders party thereto from time to time, to the Senior Secured Bridge Credit Agreement, dated as of September 17, 2013, among Polymer Group, Inc., Scorpio Acquisition Corporation, the lenders from time to time party thereto, Citicorp North America, Inc. as administrative agent, Barclays Bank PLC as syndication agent and Citigroup Global Markets Inc. and Barclays Bank PLC as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 25, 2013)

10.17
Amendment No. 2, dated as of November 26, 2013, among Polymer Group, Inc., Scorpio Acquisition Corporation, Citicorp North America, Inc., as administrative agent, and the lenders party thereto from time to time, to the Senior Secured Bridge Credit Agreement, dated as of September 17, 2013, among Polymer Group, Inc., Scorpio Acquisition Corporation, the lenders from time to time party thereto, Citicorp North America, Inc. as administrative agent, Barclays Bank PLC as syndication agent and Citigroup Global Markets Inc. and Barclays Bank PLC as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 3, 2013)

10.18
Senior Unsecured Bridge Credit Agreement, dated as of November 26, 2013, among Polymer Group, Inc., Scorpio Acquisition Corporation, the lenders from time to time party thereto, Citicorp North America, Inc. as administrative agent, Barclays Bank PLC as syndication agent, RBC Capital Markets and HSBC Bank USA, N.A., as co-documentation agents, Citigroup Global Markets Inc. and Barclays Bank PLC as joint lead arrangers and Citigroup Global Markets Inc., Barclays Bank PLC, RBC Capital Markets and HSBC Securities (USA) Inc. as joint bookrunners (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 3, 2013)

10.19
Guaranty, dated as of November 26, 2013 among Scorpio Acquisition Corporation, the subsidiaries of Scorpio Acquisition Corporation party thereto and Citicorp North America Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 3, 2013)

10.20
Amendment No. 1, dated as of November 26, 2013, among Polymer Group, Inc., Scorpio Acquisition Corporation, the other borrowers party thereto, the incremental lenders party thereto, the lenders party thereto, and Citibank, N.A., as administrative agent, collateral agent, L/C Issuer and Swing Line Lender, to the Amended and Restated Credit Agreement, dated October 5, 2012, among the Company, Holdings , the other borrowers party thereto, the institutions from time to time party thereto as lenders, Citibank, N.A., as administrative agent and collateral agent, and the other parties named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 3, 2013)

10.21
Supplemental Indenture, dated as of December 20, 2013, among the subsidiaries of Polymer Group, Inc. party thereto and Wilmington Trust Company, as trustee, to the Indenture, dated as of January 28, 2011, among Polymer Group, Inc., the guarantors party thereto and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2013)

10.22
Senior Secured Credit Agreement, dated as of December 19, 2013, among Polymer Group, Inc., Scorpio Acquisition Corporation, the lenders from time to time party thereto, Citicorp North America, Inc. as administrative agent, Barclays Bank PLC as syndication agent, RBC Capital Markets and HSBC Bank USA, N.A. as co-documentation agents, Citigroup Global Markets Inc. and Barclays Bank PLC as joint lead arrangers and Citigroup Global Markets Inc., Barclays Bank PLC, RBC Capital Markets and HSBC Securities (USA) Inc. as joint bookrunners (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2013)

10.23
Guaranty, dated as of December 19, 2013 among Scorpio Acquisition Corporation, the subsidiaries of Scorpio Acquisition Corporation party thereto and Citicorp North America, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2013)

10.24
Joinder Agreement, dated as of December 20, 2013, among the subsidiaries of Polymer Group, Inc. party thereto and Citibank, N.A., as administrative agent and collateral agent, to the Amended and Restated Credit Agreement, dated as of October 5, 2012, among Scorpio Acquisition Corporation, Polymer Group, Inc., the other borrowers party thereto, the institutions from time to time party thereto as lenders, Citibank, N.A., as administrative agent and collateral agent, and the other parties named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2013)

10.25
Supplement No. 1, dated as of December 20, 2013, among the subsidiaries of Polymer Group, Inc. party thereto and Citibank, N.A. as administrative agent and collateral agent, to the Guaranty, dated as of January 28, 2011 among Scorpio Acquisition Corporation, certain subsidiaries of Scorpio Acquisition Corporation party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2013)

10.26
Supplement No. 1, dated as of December 20, 2013, among the subsidiaries of Polymer Group, Inc. party thereto and Citicorp North America, Inc. as administrative agent, to the Guaranty, dated as of December 19, 2013, among Scorpio Acquisition Corporation, the subsidiaries of Scorpio Acquisition Corporation party thereto and Citicorp North America, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2013)

10.27
Retirement Agreement, dated June 17, 2013, between Veronica M. Hagen, the Company and Scorpio Holdings Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 7, 2013)

10.28
Executive Employment Agreement, dated June 12, 2013, between Joel Hackney and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 7, 2013)

10.29
Form of Restricted Stock Unit Agreement under the 2011 Scorpio Holdings Corporation Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 7, 2013)

*10.30
Executive Employment Agreement, dated as of March 31, 2010, between the Company and Veronica M. Hagen (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2010)

*10.31
Executive Employment Agreement, dated as of October 4, 2010, between Scorpio Acquisition Corporation and Veronica M. Hagen (the “Hagen Employment Agreement”) (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4 (Registration No. 333-177497) filed on October 25, 2011)

*10.32
Assignment and Assumption Agreement, dated as of January 28, 2011, between Scorpio Acquisition Corporation and the Company with respect to the Hagen Employment Agreement (incorporated by reference to Exhibit 10.8 to the Company’s S-4 Registration Statement)

*10.33	Executive Employment Agreement, dated January 28, 2011, between Michael Hale and the Company (incorporated by reference to Exhibit 10.9 to the Company’s S-4 Registration Statement)

*10.34	Executive Employment Agreement, dated January 28, 2011, between Dennis Norman and the Company (incorporated by reference to Exhibit 10.10 to the Company’s S-4 Registration Statement)

*10.35	2011 Scorpio Holdings Corporation Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s S-4 Registration Statement)

*10.36
Form of Management Equity Subscription Agreement under the 2011 Scorpio Holdings Corporation Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s S-4 Registration Statement)

*10.37	Form of Nonqualified Stock Option Agreement under the 2011 Scorpio Holdings Corporation Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s S-4 Registration Statement)

*10.38	Amended and Restated Polymer Group, Inc. Short-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.14 to the Company’s S-4 Registration Statement)

*10.39	Amended and Restated Polymer Group, Inc. Short-Term Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on May 15, 2012)

*10.40
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

101
The following materials from the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statement of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Stockholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

* Management contract or compensatory plan or arrangement

POLYMER GROUP, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

In thousands	Balance at Beginning of Period		Additions			Deductions		Balance at End of Period
			Charged to Expenses	Charged to Other
Successor
Fiscal Year ended December 28, 2013
Allowance for Doubtful Accounts	1,179		483	(98)		756		808
Valuation allowance for deferred tax assets	203,837		16,811	32,983		52,519		201,112
Plant realignment	8,288	(g)	8,634	(119)		8,343		8,460

Fiscal Year ended December 29, 2012
Allowance for Doubtful Accounts	$1,059		5	221	(f)	106	(e)	$1,179
Valuation allowance for deferred tax assets	178,161		41,307	4,737	(b)	20,368	(c)	203,837
Plant realignment	1,100		15,074	34		9,930	(d)	6,278

Eleven Months ended December 31, 2011
Allowance for Doubtful Accounts	$—	(a)	1,071	(12)		—		$1,059
Valuation allowance for deferred tax assets	134,796	(a)	28,568	16,311	(b)	1,514	(c)	178,161
Plant realignment	1,694		1,515	(87)		2,022	(d)	1,100

Predecessor
One Month ended January 28, 2011
Allowance for Doubtful Accounts	$5,871		163	(3)		49		$5,982
Valuation allowance for deferred tax assets	190,495		—	—		11,096	(c)	179,399
Plant realignment	1,726		194	(6)		220	(d)	1,694

(a)	Beginning balance reflects opening balance sheet purchase accounting adjustments.

(b)	Foreign currency translation adjustments and/or valuation allowance related to temporary differences not impacting the Consolidated Statement of Operations.

(c)	Net adjustments due to realizations of deferred tax assets and valuation allowance related to temporary differences.

(d)	Cash payments.

(e)	Primarily recoveries.

(f)	Foreign currency translation and revaluation adjustments.

(g)	Includes $2.0 million of charges associated with the Fiberweb Acquisition.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLYMER GROUP, INC.

By:	/s/ Dennis E. Norman
Dennis E. Norman Executive Vice President & Chief Financial Officer
Date:	March 28, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ J. Joel Hackney Jr.
J. Joel Hackney Jr.	President and Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2014

/s/ Dennis E. Norman
Dennis E. Norman	Executive Vice President & Chief Financial Officer (Principal Financial Officer)	March 28, 2014

/s/ James L. Anderson
James L. Anderson	Vice President & Chief Accounting Officer (Principal Accounting Officer)	March 28, 2014

/s/ James S. Alder
James S. Alder	Director	March 28, 2014

/s/ Jason Giordano
Jason Giordano	Director	March 28, 2014

/s/ Veronica M. Hagen
Veronica M. Hagen	Director	March 28, 2014

/s/ Anjan Mukherjee
Anjan Mukherjee	Director	March 28, 2014

/s/ Christine St.Clare
Christine St.Clare	Director	March 28, 2014

/s/ Mike S. Zafirovski
Mike S. Zafirovski	Director	March 28, 2014

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
The registrant has not sent and, following the filing of this Annual Report on Form 10-K with the Securities and Exchange Commission, does not intend to send to its securityholders an annual report to securityholders or proxy material for the year ended December 28, 2013 or with respect to any annual or other meeting of security holders, because all of its equity securities are held by Scorpio Acquisition Corporation.