Form 10-Q
period 2014-03-29
POLYMER GROUP INC
filed 2014-05-07
CIK 927417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2014
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
Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Number of common shares outstanding at May 2, 2014: 1,000. There is no public trading of the registrant's common shares.

POLYMER GROUP, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
POLYMER GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
In thousands, except share data	March 29, 2014	December 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$59,640	$86,064
Accounts receivable, net	213,301	194,827
Inventories, net	152,282	156,365
Deferred income taxes	3,023	2,318
Other current assets	76,627	59,096
Total current assets	504,873	498,670
Property, plant and equipment, net of accumulated depreciation of $192,933 and $175,130, respectively	611,016	623,279
Goodwill	120,305	120,143
Intangible assets, net	164,405	168,179
Deferred income taxes	2,499	2,582
Other noncurrent assets	26,939	26,052
Total assets	$1,430,037	$1,438,905
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$8,147	$2,472
Accounts payable and accrued liabilities	302,094	307,661
Income taxes payable	3,571	3,613
Deferred income taxes	1,195	1,523
Current portion of long-term debt	12,333	13,797
Total current liabilities	327,340	329,066
Long-term debt	878,656	880,399
Deferred income taxes	23,632	21,161
Other noncurrent liabilities	59,809	61,845
Total liabilities	1,289,437	1,292,471
Commitments and contingencies
Shareholders’ equity:
Common stock — 1,000 shares issued and outstanding	—	—
Additional paid-in capital	296,407	294,144
Retained earnings (deficit)	(150,241)	(140,447)
Accumulated other comprehensive income (loss)	(6,419)	(8,106)
Total Polymer Group, Inc. shareholders' equity	139,747	145,591
Noncontrolling interests	853	843
Total equity	140,600	146,434
Total liabilities and equity	$1,430,037	$1,438,905
See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

In thousands	Three Months Ended March 29, 2014	Three Months Ended March 30, 2013
Net sales	$422,584	$287,082
Cost of goods sold	(347,948)	(241,216)
Gross profit	74,636	45,866
Selling, general and administrative expenses	(56,019)	(34,342)
Special charges, net	(8,711)	(1,804)
Other operating, net	(1,069)	(340)
Operating income (loss)	8,837	9,380
Other income (expense):
Interest expense	(17,906)	(12,084)
Foreign currency and other, net	4,959	(1,420)
Income (loss) before income taxes	(4,110)	(4,124)
Income tax (provision) benefit	(5,700)	(2,103)
Net income (loss)	(9,810)	(6,227)
Less: Earnings attributable to noncontrolling interests	(16)	—
Net income (loss) attributable to Polymer Group, Inc.	$(9,794)	$(6,227)

Other comprehensive income (loss):
Currency translation	$1,713	$(3,772)
Employee postretirement benefits, net of tax	—	96
Other comprehensive income (loss)	1,713	(3,676)
Comprehensive income (loss)	(8,097)	(9,903)
Less: Comprehensive income (loss) attributable to noncontrolling interests	10	—
Comprehensive income (loss) attributable to Polymer Group, Inc.	$(8,107)	$(9,903)
See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

In thousands	Polymer Group, Inc. Shareholders' Equity
	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Polymer Group, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance — December 28, 2013	1	$—	$294,144	$(140,447)	$(8,106)	$145,591	$843	$146,434
Common stock call option reclass	—	—	1,702	—	—	1,702	—	1,702
Net income (loss)	—	—	—	(9,794)	—	(9,794)	(16)	(9,810)
Share-based compensation	—	—	561	—	—	561	—	561
Currency translation, net of tax	—	—	—	—	1,687	1,687	26	1,713
Balance — March 29, 2014	1	$—	$296,407	$(150,241)	$(6,419)	$139,747	$853	$140,600
See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

In thousands	Three Months Ended March 29, 2014	Three Months Ended March 30, 2013
Operating activities:
Net income (loss)	$(9,810)	$(6,227)
Adjustments for non-cash transactions:
Deferred income taxes	1,623	(28)
Depreciation and amortization expense	25,028	16,152
Inventory step-up	2,429	—
(Gain) loss on financial instruments	(10,756)	—
(Gain) loss on sale of assets, net	114	67
Non-cash compensation	561	236
Changes in operating assets and liabilities:
Accounts receivable	(20,554)	(9,884)
Inventories	388	(3,246)
Other current assets	(6,572)	(6,364)
Accounts payable and accrued liabilities	(2,799)	(3,534)
Other, net	5,759	(1,883)
Net cash provided by (used in) operating activities	(14,589)	(14,711)
Investing activities:
Purchases of property, plant and equipment	(14,115)	(14,317)
Proceeds from sale of assets	—	11
Acquisition of intangibles and other	(57)	(53)
Net cash provided by (used in) investing activities	(14,172)	(14,359)
Financing activities:
Proceeds from long-term borrowings	3,152	6,666
Proceeds from short-term borrowings	7,606	1,446
Repayment of long-term borrowings	(5,960)	(912)
Repayment of short-term borrowings	(1,949)	(848)
Net cash provided by (used in) financing activities	2,849	6,352
Effect of exchange rate changes on cash	(512)	(534)
Net change in cash and cash equivalents	(26,424)	(23,252)
Cash and cash equivalents at beginning of period	86,064	97,879
Cash and cash equivalents at end of period	$59,640	$74,627

Supplemental disclosures of cash flow information:
Cash payments for interest	$27,434	$22,300
Cash payments (receipts) for taxes, net	$2,344	$3,435
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
The Company's fiscal year is based on a 52 week period ending on the Saturday closest to each December 31. The three months ended March 29, 2014 and the three months ended March 30, 2013 contain operating results for 13 weeks, respectively.
Note 3. Recent Accounting Pronouncements
In April 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08"), which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or a group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. In addition, ASU 2014-08 enhances disclosures for reporting discontinued operations. ASU 2014-08 is effective prospectively for reporting periods beginning after December 15, 2014, with early adoption permitted. The Company does not expect that the adoption of this guidance will have a material effect on the Company's financial results.
In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"), which requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective prospectively for reporting periods beginning after December 15, 2013, with retroactive application permitted. The Company adopted this accounting pronouncement effective December 29, 2013.
Note 4. Acquisitions
Fiberweb Acquisition

On September 17, 2013, PGI Acquisition Limited, a wholly-owned subsidiary of the Company, entered into an agreement with Fiberweb plc ("Fiberweb") containing the terms of a cash offer to purchase 100% of the issued and to be issued ordinary share capital of Fiberweb at a cash price of £1.02 per share (the "Fiberweb Acquisition"). Under the terms of the agreement, Fiberweb would become a wholly-owned subsidiary of the Company. The offer was effected by a court sanctioned scheme of arrangement of Fiberweb under Part 26 of the UK Companies Act 2006 and consummated on November 15, 2013 (the "Acquisition Date"). The aggregate purchase price was valued at $287.8 million and funded on November 27, 2013 with the proceeds of borrowings under a $268.0 million Senior Secured Bridge Credit Agreement and a $50.0 million Senior Unsecured Bridge Credit Agreement (together, the "Bridge Facilities"). The Bridge Facilities were subsequently refinanced, along with transaction expenses, with the proceeds from a $295.0 million Senior Secured Credit Agreement and a $30.7 million equity investment from Blackstone. Fiberweb is one of the largest global manufacturers of specialized technical fabrics with eight production sites in six countries.
The Fiberweb Acquisition was recorded using the acquisition method of accounting in accordance with the accounting guidance for business combinations and non-controlling interest. As a result, the total purchase price has been allocated to assets acquired and liabilities assumed based on the preliminary estimate of fair market value of such assets and liabilities at the Acquisition Date. Any excess of the purchase price is recognized as goodwill. The final valuation associated with the Fiberweb Acquisition is expected to be completed during the second quarter of 2014. The preliminary allocation of the purchase price was as follows:

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
Cash, accounts receivable and current liabilities were stated at their historical carrying values, which approximate their fair value, given the short-term nature of these assets and liabilities. The preliminary estimate of fair value for inventories was based on computations which considered many factors including the estimated selling price of the inventory, the cost to dispose of the inventory as well as the replacement cost of the inventory, where applicable. As a result, the Company increased the carrying value of inventory by $9.3 million. The preliminary estimate of fair value for property, plant and equipment was based on management's assessment of the acquired assets' condition, as well as an evaluation of the current market value for such assets. In addition, the Company also considered the length of time over which the economic benefit of these assets is expected to be realized and adjusted the useful life of such assets accordingly as of the valuation date. As a result, the Company reduced the carrying value of property, plant and equipment by $5.1 million.
The Company recorded intangible assets based on a preliminary estimate of fair value, and consisted of the following:

In thousands	Useful Life	Amount
Technology	15 years	$9,000
Trade names	Indefinite	2,000
Customer relationships	15 years	69,000
Other	5 years	5,000
Total		$85,000
The Company preliminarily allocated $2.0 million to trade names, primarily related to Typar and Reemay. Management considered many factors in the determination that it will account for the asset as indefinite-lived, including the current market leadership position of the name as well as the recognition in the industry. Therefore, in accordance with current accounting guidance, the indefinite-lived intangible asset will not be amortized, but instead tested for impairment at least annually (more frequently if certain indicators are present).
The excess of the purchase price over the preliminary amounts allocated to specific assets and liabilities is included in goodwill. The premium in the purchase price paid by the Company for the acquisition of Fiberweb reflects the establishment of the largest manufacturer of nonwovens in the world. The Company anticipates that the improved diversity associated with the acquisition of Fiberweb will provide a foundation for enhanced access to clients in highly specialized, niche end markets as well as provide complementary solutions and new technologies to address our customer's desire for innovation and customized solutions. In the short-term, the Company anticipates realizing significant operational and cost synergies that include purchasing optimization due to larger volumes, improvement in manufacturing costs and lower general and administrative costs.
Acquisition related costs were as follows:

In thousands	Amount
Loan acquisition costs	$16,102
Transaction expenses	18,306
Total	$34,408
Loan acquisition costs related to the Fiberweb Acquisition were capitalized and recorded within Intangible assets, net in the Consolidated Balance Sheets and amortized over the term of the loan to which such costs relate. In accordance with ASC 805, "Business Combinations" ("ASC 805"), transaction expenses related to the Fiberweb Acquisition were expensed as incurred within Special charges, net in the Consolidated Statements of Comprehensive Income (Loss).
The following unaudited pro forma information for the three months ended March 30, 2013 assumes the acquisition of Fiberweb occurred as of the beginning of the period presented:

In thousands	Three Months Ended March 30, 2013
Net sales	$405,639
Net income (loss)	(7,014)
The unaudited pro forma information does not purport to be indicative of the results that actually would have been achieved had the operations been combined during the periods presented, nor is it intended to be a projection of future results or trends. Net sales and operating income (loss) attributable to Fiberweb for the three months ended March 29, 2014 was $119.3 million and income of $6.6 million, respectively, excluding amounts related to purchase accounting.
PGI Acquisition
On January 28, 2011, pursuant to an Agreement and Plan of Merger, dated as of October 4, 2010, the Company was acquired by Blackstone, along with certain members of the Company's management (the "Merger"), for an aggregate purchase price valued at $403.5 million. As a result, the Company became a privately-held company. The Merger was financed by $560.0 million in aggregate principal of debt financing as well as common equity capital. In addition, the Company repaid its existing outstanding debt.

The Merger was recorded using the acquisition method of accounting in accordance with the accounting guidance for business combinations and non-controlling interest. The purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the date of merger and resulted in goodwill of $86.4 million and intangible assets of $72.0 million, of which $48.5 million related to definite-lived intangible assets and $23.5 million related to indefinite-lived tradenames. Cash and cash equivalents, accounts receivable and accounts payable were stated at their historical carrying values, which approximate their fair value, given the short-term nature of these assets and liabilities. Inventories were recorded at fair value, based on computations which considered many factors including the estimated selling price of the inventory, the cost to dispose the inventory as well as the replacement cost of the inventory, where applicable.
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
The Company has a U.S. based program where certain U.S. based receivables are sold to an unrelated third-party financial institution. Under the current terms of the U.S. agreement, the maximum amount of outstanding advances at any one time is $20.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. In addition, the Company's subsidiaries in Mexico, Colombia, Spain, France and the Netherlands have entered into factoring agreements to sell certain receivables to an unrelated third-party financial institutions. Under the terms of the non-U.S. agreements, the maximum amount of outstanding advances at any one time is $62.5 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold.
The following is a summary of receivables sold to the third-party financial institutions that existed at the following balance sheet dates:

In thousands	March 29, 2014	December 28, 2013
Trade receivables sold to financial institutions	$72,108	$68,091
Net amounts advanced from financial institutions	62,771	60,216
Amounts due from financial institutions	$9,337	$7,875
The Company sold $131.7 million and $101.8 million of receivables under the terms of the factoring agreements during the three months ended March 29, 2014 and March 30, 2013, respectively. The year-over-year increase in receivables sold is primarily attributable to an accounts receivable factoring agreement acquired in the Fiberweb Acquisition. The Company pays a factoring fee associated with the sale of receivables based on the dollar of the receivables sold. Amounts incurred were $0.4 million and $0.3 million during the three months ended March 29, 2014 and March 30, 2013, respectively. These amounts are recorded within Foreign currency and other, net in the Consolidated Statements of Comprehensive Income (Loss).
Note 6.  Inventories, Net
At March 29, 2014 and December 28, 2013, the major classes of inventory were as follows:

In thousands	March 29, 2014	December 28, 2013
Raw materials and supplies	$56,007	$55,544
Work in process	18,035	19,102
Finished goods	78,240	81,719
Total	$152,282	$156,365
Inventories are stated at the lower of cost, determined on the first-in, first-out ("FIFO") method, or fair market value. The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to net realizable value. Reserve balances, primarily related to obsolete and slow-moving inventories, were $4.5 million and $3.3 million at March 29, 2014 and December 28, 2013, respectively.
As a result of the acquisition of Fiberweb, the Company increased the carrying value of inventory by $9.3 million as of the Acquisition Date in order to adjust to estimated fair value in accordance with the accounting guidance for business combinations. The preliminary change in the fair value of the assets was based on computations which considered many factors including the estimated selling price of the inventory, the cost to dispose of the inventory as well as the replacement cost of the inventory, where applicable. The step-up in inventory value was amortized into earnings over the period of the Company's normal inventory turns, which approximated two months.
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
The following table sets forth the gross amount and accumulated amortization of the Company's intangible assets at March 29, 2014 and December 28, 2013:

In thousands	March 29, 2014	December 28, 2013
Technology	$41,050	$41,029
Customer relationships	86,284	86,155
Loan acquisition costs	30,067	30,067
Other	11,956	11,943
Total gross finite-lived intangible assets	169,357	169,194
Accumulated amortization	(30,452)	(26,515)
Total net finite-lived intangible assets	138,905	142,679
Tradenames (indefinite-lived)	25,500	25,500
Total	$164,405	$168,179
As of March 29, 2014, the Company had recorded intangible assets of $164.4 million, which includes amounts associated with loan acquisition costs. These expenditures represent the cost of obtaining financings that are capitalized in the balance sheet and amortized over the term of the loans to which such costs relate.
The following table presents amortization of the Company's intangible assets for the following periods:

In thousands	Three Months Ended March 29, 2014	Three Months Ended March 30, 2013
Intangible assets	$3,102	$1,490
Loan acquisition costs	1,026	607
Total	$4,128	$2,097

Estimated amortization expense on existing intangible assets for each of the next five years, including fiscal year 2014, is expected to approximate $17 million in 2014, $15 million in 2015, $15 million in 2016, $15 million in 2017 and $15 million in 2018.
Note 8.  Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

In thousands	March 29, 2014	December 28, 2013
Accounts payable to vendors	$209,247	$209,031
Accrued salaries, wages, incentive compensation and other fringe benefits	36,325	33,889
Accrued interest	8,315	19,063
Other accrued expenses	48,207	45,678
Total	$302,094	$307,661
Note 9.  Debt
The following table presents the Company's outstanding debt at March 29, 2014 and December 28, 2013:

In thousands	March 29, 2014	December 28, 2013
Senior Secured Notes	$560,000	$560,000
ABL Facility	—	—
Term Loans	293,610	293,545
Argentina credit facilities:
Argentina Credit Facility — Nacion	7,508	8,341
Argentina Credit Facility — Galicia	2,499	3,082
China Credit Facility	22,920	24,920
India Loans	3,309	3,216
Capital lease obligations	1,143	1,092
Total long-term debt	890,989	894,196
Short-term borrowings	8,147	2,472
Total debt	$899,136	$896,668
The fair value of the Company's long-term debt was $934.3 million at March 29, 2014 and $933.8 million at December 28, 2013. The fair value of long-term debt is based upon quoted market prices in inactive markets or on available rates for debt with similar terms and maturities (Level 2).
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
ABL Facility
On January 28, 2011, the Company entered into a senior secured asset-based revolving credit facility which was amended and restated on October 5, 2012 (the "ABL Facility") to provide for borrowings not to exceed $50.0 million, subject to borrowing base availability. The ABL Facility provides borrowing capacity available for letters of credit and borrowings on a same-day basis and is comprised of (i) a revolving tranche of up to $42.5 million (“Tranche 1”) and (ii) a first-in, last out revolving tranche of up to $7.5 million (“Tranche 2”). Provided that no default or event of default was then existing or would arise therefrom, the Company had the option to request that the ABL Facility be increased by an amount not to exceed $20.0 million, subject to certain rights of the administrative agent, swing line lender and issuing banks with respect to the lenders providing commitments for such increase. The facility matures on October 5, 2017.
On November 26, 2013, the Company entered into an amendment to the ABL Facility which increased the Tranche 1 revolving credit commitments by $30.0 million (for a total aggregate revolving credit commitment of $80.0 million) as well as made certain other changes to the agreement. In addition, the Company increased the amount by which the Company can request that the ABL Facility be increased at the Company's option to an amount not to exceed $75.0 million, subject to certain rights of the administrative agent, swing line lender and issuing banks with respect to the lenders providing commitments for such increase. The effectiveness of the amendment was subject to the satisfaction of certain specified closing conditions by no later than January 31, 2014, all of which were satisfied prior to such date.
Based on current average excess availability, the borrowings under the ABL Facility will bear interest at a rate per annum equal to, at our option, either (A) British Bankers Association LIBOR Rate (“LIBOR”) (adjusted for statutory reserve requirements) plus a margin of (i) 2.00% in the case of Tranche 1 or (ii) 4.00% in the case of Tranche 2; or (B) the higher of (a) the rate of interest in effect for such day as publicly announced from time to time by Citibank, N.A. as its "prime rate" and (b) the federal funds effective rate plus ½ of 1.0% (“ABR”) plus a margin of (x) 1.00% in the case of Tranche 1 or (y) 3.00% in the case of the Tranche 2. As of March 29, 2014, the Company had no outstanding borrowings under the ABL Facility. The borrowing base availability was $58.1 million, however, outstanding letters of credit in the aggregate amount of $14.4 million left $43.7 million available for additional borrowings. The aforementioned letters of credit were primarily provided to certain administrative service providers and financial institutions. None of these letters of credit had been drawn on as of March 29, 2014.
The ABL Facility contains certain restrictions which limit the Company's ability and the ability of our restricted subsidiaries to: (i) incur or guarantee additional debt; (ii) pay dividends and make other distributions on, or redeem or repurchase, capital stock; (iii) make certain investments; (iv) repurchase stock; (v) incur certain liens; (vi) enter into transactions with affiliates; (vii) merge or consolidate or other fundamental changes; (viii) enter into agreements that restrict the ability of subsidiaries to make dividends or other payments; (ix) designate restricted subsidiaries as unrestricted subsidiaries; (x) transfer or sell assets and (xi) prepay junior financing or other restricted debt. In addition, the ABL Facility contains certain customary representations and warranties, affirmative covenants and events of default, including among other things payment defaults, breach of representations and warranties, covenant defaults, cross-defaults and cross acceleration to certain indebtedness, bankruptcy and insolvency defaults, certain events under ERISA, certain monetary judgment defaults, invalidity of guarantees or security interests, and change of control. If such an event of default occurs, the lenders under the ABL Facility would be entitled to take various actions, including the acceleration of amounts due under the ABL Facility and all actions permitted to be taken by a secured creditor.
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
Borrowings bear interest at a fluctuating rate per annum equal to, at our option, (i) a base rate equal to the highest of (a) the federal funds rate plus ½ of 1%, (b) the rate of interest in effect for such day as publicly announced from time to time by Citicorp North America, Inc. as its "prime rate" and (c) the LIBOR rate for a one-month interest period plus 1.0% (provided that in no event shall such base rate with respect to the Term Loans be less than 2.0% per annum), in each case plus an applicable margin of 3.25% or (ii) a LIBOR rate for the applicable interest period (provided that in no event shall such LIBOR rate with respect to the Term Loans be less than 1.0% per annum) plus an applicable margin of 4.25%. The applicable margin for the Term Loans is subject to a 25 basis point step-down upon the achievement of certain a senior secured net leverage ratio. The Company is required to repay installments on the Term Loans in quarterly installments in aggregate amounts equal to 1.0% per annum of their funded total principal amount, with the remaining amount payable on the maturity date.

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
Argentina Credit Facility — Nacion
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
In connection with the Merger, the Company repaid and terminated the Argentine peso-denominated loan. In addition, the U.S. denominated loan was adjusted to reflect its fair value as of the date of the Merger. As a result, the Company recorded a contra-liability in Long-term debt and will amortize the balance over the remaining life of the facility. At March 29, 2014, the face amount of the outstanding indebtedness under the U.S. dollar-denominated loan was $7.8 million, with a carrying amount of $7.5 million and a weighted average interest rate of 3.14%.
Argentina Credit Facility — Galicia
On September 27, 2013, the Company's subsidiary in Argentina entered into an arrangement with a banking institution in Argentina in order to partially finance the upgrade of a manufacturing line at its facility located near Buenos Aires, Argentina. The maximum borrowings available under the facility, excluding any interest added to principal, is 20.0 million Argentine pesos (approximately $3.5 million). The three-year term of the agreement began with the date of the first draw down on the facility, which occurred in the third quarter of 2013, with payments required in twenty-five equal monthly installments beginning after one year. Borrowings will bear interest at 15.25%. As of March 29, 2014, the outstanding balance under the facility was $2.5 million. The remainder of the upgrade is expected to be financed by existing cash balances and cash generated from operations.
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
The maximum borrowings available under the facility, excluding any interest added to principal, were $25.0 million. At December 28, 2013, the outstanding balance under the Hygiene Facility was $24.9 million with a weighted average interest rate of 5.46%. The Company repaid $2.0 million of the principal balance during the first quarter of 2014 using a combination of existing cash balances and cash generated from operations. As a result, the outstanding balance under the Hygiene Facility was $22.9 million at March 29, 2014 with a weighted-average interest rate of 5.44%.
India Indebtedness
As a result of the acquisition of Fiberweb, the Company assumed control of Terram Geosynthetics Private Limited, a joint venture located in Mundra, India in which the Company maintains a 65% controlling interest. As part of the net assets acquired, the Company assumed $3.8 million of debt that was entered into with a banking institution in India. Amounts outstanding primarily relate to a 14.70% term loan, due in 2017, used to purchase fixed assets. Other amounts relate to a short-term credit facility used to finance working capital requirements (included in Short-term borrowings in the Consolidated Balance Sheets) and an existing automobile loan. Combined, the outstanding balances totaled $4.1 million at March 29, 2014.

Other Indebtedness
The Company periodically enters into short-term credit facilities in order to finance various liquidity requirements, including insurance premium payments and short-term working capital needs. At March 29, 2014 and December 28, 2013, outstanding amounts related to such facilities were $7.3 million and $0.4 million, respectively. Borrowings under these facilities are included in Short-term borrowings in the Consolidated Balance Sheets.
The Company also has documentary letters of credit not associated with the ABL Facility or the Hygiene Facility. These letters of credit were primarily provided to certain raw material vendors and amounted to $9.4 million and $8.5 million at March 29, 2014 and December 28, 2013, respectively. None of these letters of credit have been drawn upon.
Note 10.  Derivative Instruments
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
The following table presents the fair values of the Company's derivative instruments for the following periods:

	As of March 29, 2014		As of December 28, 2013
In thousands	Notional	Fair Value	Notional	Fair Value
Designated hedges:
Hygiene Euro Contracts	$—	$—	$—	$—
Undesignated hedges:
Providência Contracts	382,851	10,756	—	—
Hygiene Euro Contracts	—	—	—	—
Total	$382,851	$10,756	$—	$—
Asset derivatives are recorded within Other current assets and liability derivatives are recorded within Accounts payable and accrued expenses on the Consolidated Balance Sheets.
Providência Contracts
On January 27, 2014, the Company announced that PGI Polímeros do Brazil, a Brazilian corporation and wholly-owned subsidiary of the Company ("PGI Acquisition Company"), entered into a Stock Purchase Agreement with Companhia Providência Indústria e Comércio, a Brazilian corporation ("Providência") and certain shareholders named therein. Pursuant to the terms and subject to the conditions of the Stock Purchase Agreement, PGI Acquisition Company will acquire a 71.25% controlling interest in Providência (the “Brazil Acquisition”). Following the closing of the Brazil Acquisition, pursuant to Brazilian Corporation Law and Providência’s Bylaws, PGI Acquisition Company will be required to launch a tender offer on substantially the same terms and conditions as the Stock Purchase Agreement to acquire the remaining outstanding capital stock of Providência from the minority shareholders (the “Mandatory Tender Offer”).
On January 27, 2014, the Company entered into a series of financial instruments with a third-party financial institution used to minimize foreign exchange risk on the future consideration to be paid for the Brazil Acquisition and the Mandatory Tender Offer (the "Providência Contracts"). Each contract allows the Company to purchase fixed amounts of Brazilian Reais (R$) in the future at specified U.S. dollar rates, coinciding with either the Brazil Acquisition or the Mandatory Tender Offer. The primary financial instrument relates to the Brazil Acquisition and consists of a foreign exchange forward contract with an aggregate notional amount of R$491.5 million at an estimated forward rate of R$2.4528. Other financial instruments relate to a series of deal contingent options that expire between 1 year and 5 years with an aggregate notional amount of R$373.7 million and strike prices ranging between R$2.412 and R$3.712.  Each option contract is contingent on the Brazil Acquisition being completed.  The Providência Contracts do not qualify for hedge accounting treatment, and therefore, are considered undesignated hedges. As the nature of this transaction is related to a non-operating notional amount, changes in fair value were recorded in Foreign currency and other, net in the current period.
Hygiene Euro Contracts
On June 30, 2011, the Company entered into a series of foreign exchange forward contracts with a third-party financial institution used to minimize foreign exchange risk on certain future cash commitments related to the new hygiene line under construction in China (the "Hygiene Euro Contracts"). The contracts allow the Company to purchase fixed amount of Euros on specified future dates, coinciding with the payment amounts and dates of equipment purchase contracts. The Hygiene Euro Contracts qualify for hedge accounting treatment and are considered a fair value hedge; therefore, changes in the fair value of each contract are recorded in Other operating, net along with the gain or loss on the recognized hedged asset or liability that is attributable to the hedged risk. Since inception, the Company amended the equipment purchase contract on the hygiene line to which the Hygiene Euro Contracts are linked. However, the Company modified the notional amounts of the Hygiene Euro Contracts to synchronize with the underlying updated contract payments. As a result, the Hygiene Euro Contracts remained highly effective and continued to qualify for hedge accounting treatment.
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
The following table represents the amount of (gain) or loss associated with derivative instruments in the Consolidated Statement of Comprehensive Income (Loss):

In thousands	Three Months Ended March 29, 2014	Three Months Ended March 30, 2013
Designated hedges:
Hygiene Euro Contracts	$—	$61
Undesignated hedges:
Providência Contracts	10,756	—
Hygiene Euro Contracts	—	—
Total	$10,756	$61
Gains and losses associated with the Company's designated fair value hedges are offset by the changes in the fair value of the underlying transactions. However, once the hedge is undesignated, the fair value of the hedge is no longer offset by the fair value of the underlying transaction. Changes in the fair value of derivative instruments are recognized in Other operating, net on the Consolidated Statements of Comprehensive Income (Loss) as they relate to notional amounts used in primary business operations. However, changes in the value of the Providência Contracts are recognized in Foreign currency and other, net as it related to a non-operating notional amount.
Note 11.  Fair Value of Financial Instruments

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
The following tables present the fair value and hierarchy levels for the Company's assets and liabilities, which are measured at fair value on a recurring basis as of the following periods:

In thousands	Level 1	Level 2	Level 3	March 29, 2014
Assets
Providência Contracts	$—	$—	$10,756	$10,756
ASC 820 "Fair Value Measurements and Disclosures" (ASC 820) defines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair values of cash and cash equivalents, accounts receivable, inventories, short-term borrowings and accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of these instruments. The methodologies used by the Company to determine the fair value of its financial assets and liabilities at March 29, 2014 are the same as those used at December 28, 2013. As a result, there have been no transfers between Level 1 and Level 2 categories.
The Company utilizes a third-party valuation specialist to provide the fair value of the Providência Contracts. To value the position, quantitative models that utilize multiple market inputs (including interest rates, prices and indices to generate continuous yield or pricing curves and volatility factors) are utilized. In addition, management considered the probability of the Brazil Acquisition being finalized as a component of the valuation. As a result, the Company considers the fair value of the Providência Contracts a Level 3 fair value determination.
At December 28, 2013, the Company did not have any financial assets or liabilities required to be measured at fair value on a recurring basis. However, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In the fourth quarter of 2013, the Company performed an impairment test on long-lived assets in Argentina. Based on third-party valuations, the Company determined the fair value of the long-lived assets to be $14.4 million. Personal property was valued using the cost and market approaches and the cost approach for construction in progress. Land was valued using a combination of the cost, income and sales comparison approaches. Key assumptions included market rent rates ($5 per square foot), management fees (5%) and an overall capitalization rate (12%). The amount is considered a non-recurring Level 3 fair value determination.
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
The components of the Company's pension related costs for the following periods are as follows:

In thousands	Three Months Ended March 29, 2014	Three Months Ended March 30, 2013
Service cost	$873	$844
Interest cost	2,458	1,391
Expected return on plan assets	(3,118)	(1,884)
Curtailment / settlement (gain) loss	—	—
Net amortization of:
Actuarial (gain) loss	(4)	88
Transition costs and other	—	—
Net periodic benefit cost	$209	$439
The Company’s practice is to fund amounts for its qualified pension plans at least sufficient to meet the minimum requirements set forth in applicable employee benefit laws and local tax laws. In addition, the Company manages these plans to ensure that all present and future benefit obligations are met as they come due. During 2014, employer contributions are expected to approximate $5.0 million. As well, the Company expects to recognize amortization of actuarial gains/losses as components of net periodic benefit cost of less than $0.1 million.
Postretirement Plans
The Company sponsors several Non-U.S. postretirement plans that provide healthcare benefits to cover certain eligible employees. These plans have no plan assets, but instead are funded by the Company on a pay-as-you-go basis in the form of direct benefit payments.
The components of the Company's postretirement related costs for the following periods are as follows:

In thousands	Three Months Ended March 29, 2014	Three Months Ended March 30, 2013
Service cost	$9	$15
Interest cost	93	46
Curtailment / settlement (gain) loss	—	—
Net amortization of:
Actuarial (gain) loss	5	9
Transition costs and other	—	—
Net periodic benefit cost	$107	$70
For the three months ended March 29, 2014 and March 30, 2013, reclassifications out of accumulated other comprehensive income (loss) totaled less than $0.1 million and $0.1 million, respectively. These amounts related to net actuarial gains/losses included in the computation of net periodic benefit cost for both pension and postretirement benefit plans.
Defined Contribution Plans
The Company sponsors several defined contribution plans through its domestic subsidiaries covering employees who meet certain service requirements. The Company makes matching contributions to the plans based upon a percentage of the employees’ contribution in the case of its 401(k) plans or upon a percentage of the employees’ salary or hourly wages in the case of its non-contributory money purchase plans.
Note 13.  Income Taxes
The Company accounts for its provision for income taxes in accordance with ASC 740, "Income Taxes," which requires an estimate of the annual effective tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year. For the three months ended March 29, 2014, the combination of the Company's income tax provision and recorded loss from operations before income taxes resulted in a negative effective tax rate of 138.7% (compared with a negative effective tax rate of 51.0% for the three months ended March 30, 2013). The effective tax rate for the three months ended March 29, 2014 is different than the Company's statutory tax rate primarily due to losses in certain jurisdictions for which no income tax benefits are anticipated, foreign withholding taxes for which tax credits are not anticipated, changes in the amounts of tax uncertainties and foreign taxes calculated at statutory rates different than the U.S. statutory rate.
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes and (b) operating loss and tax credit carryforwards. A valuation allowance is recorded when, based on the weight of the evidence, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. The realization of the deferred tax asset depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdiction. During the three months ended March 29, 2014, the valuation allowance on France's deferred tax assets was adjusted due to a fiscal unity filing position beginning in 2014. At March 29, 2014, the Company has a net deferred tax liability of $19.3 million.
At March 29, 2014, the Company had unrecognized tax benefits of $24.2 million, of which $9.7 million relates to accrued interest and penalties. These amounts are included within Other noncurrent liabilities within the accompanying Consolidated Balance Sheet. The total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate is $24.2 million as of March 29, 2014. Included in the balance as of March 29, 2014 is $4.1 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount is comprised of items which relate to the lapse of statute of limitations or the settlement of issues. The Company recognizes interest and/or penalties related to income taxes as a component of income tax expense.
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
The major jurisdictions where the Company files income tax returns include the United States, Canada, China, India, the Netherlands, France, Germany, Spain, United Kingdom, Italy, Mexico, Colombia, and Argentina. As of March 29, 2014, the Company has a number of open tax years with various taxing jurisdictions that range from 2003 to 2013. The results of current tax audits and reviews related to open tax years have not been finalized, and management believes that the ultimate outcomes of these audits and reviews will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Note 14.  Special Charges, Net
As part of our business strategy, the Company incurs amounts related to corporate-level decisions or Board of Director actions. These actions are primarily associated with initiatives attributable to restructuring and realignment of manufacturing operations and management structures as well as the pursuit of certain transaction opportunities when applicable. In addition, the Company evaluates its long-lived assets for impairment whenever events or changes in circumstances including the aforementioned, indicate that the carrying amounts may not be recoverable. These amounts are included in Special charges, net in the Consolidated Statements of Comprehensive Income (Loss).
A summary for each respective period is as follows:

In thousands	Three Months Ended March 29, 2014	Three Months Ended March 30, 2013
Restructuring and plant realignment costs:
Internal redesign and restructure of global operations	$240	$1,543
Plant realignment costs	2,905	96
IS support initiative	—	7
Total restructuring and plant realignment costs	3,145	1,646
Acquisition and integration costs:
Fiberweb costs	3,034	—
Total acquisition and merger related costs	3,034	—
Other special charges:
Other charges	2,532	158
Total	$8,711	$1,804
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
Costs incurred for the respective periods presented consisted of the following:

In thousands	Three Months Ended March 29, 2014	Three Months Ended March 30, 2013
Employee separation	$7	$86
Professional consulting fees	—	1,255
Relocation, recruitment and other	233	202
Total	$240	$1,543
Plant Realignment Costs
The Company incurs costs associated with ongoing restructuring initiatives intended to result in lower working capital levels and improve operating performance and profitability. Costs associated with these initiatives include improving manufacturing productivity, reducing headcount, realignment of management structures, reducing corporate costs and rationalizing certain assets, businesses and employee benefit programs. Costs incurred for the current period primarily relate to costs incurred in association with our acquisition of Fiberweb. Amounts in the prior period primarily consist of plant realignment initiatives in the Americas and Europe regions.
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
Restructuring Reserve
Amounts accrued for Restructuring and Plant Realignment costs are included in Accounts payable and accrued liabilities in the Consolidated Balance Sheets. Changes in the Company's reserves for the respective periods presented were as follows:

In thousands	Three Months Ended March 29, 2014	Three Months Ended March 30, 2013
Beginning balance	$8,460	$6,278
Additions	2,912	188
Cash payments	(5,385)	(2,535)
Adjustments	(123)	(57)
Ending balance	$5,864	$3,874
The Company accounts for its restructuring programs in accordance with ASC 712, "Compensation - Non-retirement Postemployment Benefits" ("ASC 712") and ASC 420, "Exit of Disposal Cost Obligations" ("ASC 420"). Programs in existence prior to the acquisition of Fiberweb are substantially complete with any accrued liability remaining at December 28, 2013 expected to be paid during the first half of 2014. As a result of the acquisition of Fiberweb, the Company has initiated several restructuring programs to integrate and optimize the combined footprint. Total projected costs for these programs are expected to range between $16.0 million and $23.0 million and continue throughout 2014. Cost incurred since the Acquisition Date totaled $8.8 million.
Acquisition and Integration Costs
Fiberweb Costs
In association with the Fiberweb Acquisition, the Company has launched several initiatives focused on the integration of Fiberweb into the existing operations and underlying processes of the Company. As a result, the Company incurred costs directly associated with these activities which include legal, accounting and other fees for professional services.
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
Note 15.  Other Operating, Net
Transactions that are denominated in a currency other than an entity's functional currency are subject to changes in exchange rates with the resulting gains and losses recorded within current earnings. The Company includes these gains and losses related to receivables and payables as well as the impacts of other operating transactions as a component of Operating income (loss).
Amounts associated with these components for the respective periods are as follows:

In thousands	Three Months Ended March 29, 2014	Three Months Ended March 30, 2013
Foreign currency gains (losses)	$(1,926)	$(420)
Other operating income (expense)	857	80
Total	$(1,069)	$(340)
Note 16. Foreign Currency and Other, Net
Transactions that are denominated in a currency other than an entity's functional currency are subject to changes in exchange rates with the resulting gains and losses recorded within current earnings. The Company includes these gains and losses related to intercompany loans and debt as well as other non-operating activities as a component of Other income (expense).
Amounts associated with these components for the respective periods are as follows:

In thousands	Three Months Ended March 29, 2014	Three Months Ended March 30, 2013
Foreign currency gains (losses)	$(5,400)	$(996)
Other non-operating income (expense)	10,359	(424)
Total	$4,959	$(1,420)
On January 27, 2014, the Company entered into a series of foreign exchange forward contracts with a third-party financial institution used to minimize foreign exchange risk on the future consideration to be paid for the Brazil Acquisition and the Mandatory Tender Offer. As the nature of this transaction is related to a non-operating notional amount, changes in fair value of $10.8 million are included in other non-operating income (expense) in the current period.
Note 17.  Commitments and Contingencies
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
The Company determined that current accounting guidance under GAAP disallowed sale-leaseback treatment if there was continuing involvement with the property. As a result, the transaction is not accounted for as a sale-leaseback, but as a direct financing lease under GAAP, recognizing the assets as part of property, plant and equipment and a related financing obligation as a long-term liability. Cash payments to the lessor are allocated between interest expense and amortization of the financing obligation. At the end of the lease term, the Company will recognize the sale of the utility plant, however, no gain or loss will be recognized as the financing obligation will equal the expected carrying value of the assets. At March 29, 2014, the outstanding balance of the financing obligation was $19.7 million.
Note 18.  Segment Information

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
Financial data by segment is as follows:

In thousands	Three Months Ended March 29, 2014	Three Months Ended March 30, 2013
Net sales:
Americas Nonwovens	$213,518	$153,004
Europe Nonwovens	143,621	78,274
Asia Nonwovens	47,515	37,967
Oriented Polymers	17,930	17,837
Total	$422,584	$287,082

Operating income (loss):
Americas Nonwovens	$19,195	$11,474
Europe Nonwovens	6,235	3,292
Asia Nonwovens	4,152	4,553
Oriented Polymers	1,256	1,593
Unallocated Corporate	(13,254)	(9,692)
Eliminations	(36)	(36)
Subtotal	17,548	11,184
Special charges, net	(8,711)	(1,804)
Total	$8,837	$9,380

Depreciation and amortization expense:
Americas Nonwovens	$11,828	$8,317
Europe Nonwovens	5,925	3,059
Asia Nonwovens	5,572	3,389
Oriented Polymers	337	348
Unallocated Corporate	340	432
Subtotal	24,002	15,545
Amortization of loan acquisition costs	1,026	607
Total	$25,028	$16,152

Capital spending:
Americas Nonwovens	$8,219	$818
Europe Nonwovens	2,509	548
Asia Nonwovens	2,600	12,559
Oriented Polymers	41	125
Corporate	746	267
Total	$14,115	$14,317

In thousands	March 29, 2014	December 28, 2013
Division assets:
Americas Nonwovens	$692,172	$700,725
Europe Nonwovens	376,877	403,184
Asia Nonwovens	256,983	265,729
Oriented Polymers	25,889	26,441
Corporate	78,116	42,826
Total	$1,430,037	$1,438,905
Note 19.  Certain Relationships and Related Party Transactions
In connection with the Merger, Holdings entered into a shareholders agreement (the “Shareholders Agreement”) with Blackstone and certain members of the Company's management. The Shareholders Agreement governs certain matters relating to ownership of Holdings, including with respect to the election of directors of our parent companies, restrictions on the issuance or transfer of shares, including tag-along rights and drag-along rights, other special corporate governance provisions and registration rights (including customary indemnification provisions). As of March 29, 2014, the Board of Directors of the Company includes two Blackstone members, four outside members and the Company’s Chief Executive Officer as an employee director. Furthermore, Blackstone has the power to designate all of the members of the Board of Directors of the Company and the right to remove any or all directors, with or without cause.
Management Services Agreement
Upon the completion of the Merger, the Company became subject to a management services agreement (“Management Services Agreement”) with Blackstone Management Partners V L.L.C. (“BMP”), an affiliate of Blackstone. Under the Management Services Agreement, BMP (including through its affiliates) has agreed to provide certain monitoring, advisory and consulting services for an annual non-refundable advisory fee, to be paid at the beginning of each fiscal year, equal to the greater of (i) $3.0 million or (ii) 2.0% of the Company’s consolidated EBITDA (as defined under the credit agreement governing our ABL Facility) for the immediately preceding fiscal year. The amount of such fee shall be initially paid based on the Company’s then most current estimate of the Company’s projected EBITDA amount for the fiscal year immediately preceding the date upon which the advisory fee is paid. After completion of the fiscal year to which the fee relates and following the availability of audited financial statements for such period, the parties will recalculate the amount of such fee based on the actual consolidated EBITDA for such period and the Company or BMP, as applicable, shall adjust such payment as necessary based on the recalculated amount. Since the Merger, the Company's annual advisory fee has been $3.0 million, which the Company paid at the beginning of the year. The amount is included in Selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss).
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
Note 20.  Financial Guarantees and Condensed Consolidating Financial Statements
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
The following Condensed Consolidating Financial Statements are presented to satisfy the disclosure requirements of Rule 3-10 of Regulation S-X. In accordance with Rule 3-10, the subsidiary guarantors are all 100% owned by PGI (the “Issuer”). The guarantees on the Senior Secured Notes are full and unconditional and all guarantees are joint and several. The information presents Condensed Consolidating Balance Sheets as of March 29, 2014 and December 28, 2013 and Condensed Consolidating Statements of Comprehensive Income (Loss) and Condensed Consolidating Statements of Cash Flows for the three months ended March 29, 2014 and March 30, 2013 of (1) PGI (Issuer), (2) the Guarantors, (3) the Non-Guarantors and (4) consolidating eliminations to arrive at the information for the Company on a consolidated basis.

Condensed Consolidating Balance Sheet
As of March 29, 2014

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$764	$10,342	$48,534	$—	$59,640
Accounts receivable, net	—	46,349	166,952	—	213,301
Inventories, net	(199)	46,210	106,271	—	152,282
Deferred income taxes	385	2,438	3,023	(2,823)	3,023
Other current assets	15,620	14,499	46,508	—	76,627
Total current assets	16,570	119,838	371,288	(2,823)	504,873
Property, plant and equipment, net	3,068	175,713	432,235	—	611,016
Goodwill	—	43,161	77,144	—	120,305
Intangible assets, net	30,270	110,619	23,516	—	164,405
Net investment in and advances to (from) subsidiaries	975,032	623,322	(356,982)	(1,241,372)	—
Deferred income taxes	—	—	2,499	—	2,499
Other noncurrent assets	295	8,199	18,445	—	26,939
Total assets	$1,025,235	$1,080,852	$568,145	$(1,244,195)	$1,430,037
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$956	$—	$7,191	$—	$8,147
Accounts payable and accrued liabilities	28,869	63,660	209,565	—	302,094
Income taxes payable	500	—	3,071	—	3,571
Deferred income taxes	—	—	48	1,147	1,195
Current portion of long-term debt	3,015	—	9,318	—	12,333
Total current liabilities	33,340	63,660	229,193	1,147	327,340
Long-term debt	850,822	—	27,834	—	878,656
Deferred income taxes	971	8,054	18,575	(3,968)	23,632
Other noncurrent liabilities	355	30,810	28,644	—	59,809
Total liabilities	885,488	102,524	304,246	(2,821)	1,289,437
Common stock	—	—	16,966	(16,966)	—
Polymer Group, Inc. shareholders’ equity	139,747	978,328	246,080	(1,224,408)	139,747
Noncontrolling interests	—	—	853	—	853
Total equity	139,747	978,328	263,899	(1,241,374)	140,600
Total liabilities and equity	$1,025,235	$1,080,852	$568,145	$(1,244,195)	$1,430,037

Condensed Consolidating Balance Sheet
As of December 28, 2013

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$2,068	$13,103	$70,893	$—	$86,064
Accounts receivable, net	—	46,828	147,999	—	194,827
Inventories, net	—	46,595	109,770	—	156,365
Deferred income taxes	385	2,438	2,318	(2,823)	2,318
Other current assets	1,887	12,696	44,513	—	59,096
Total current assets	4,340	121,660	375,493	(2,823)	498,670
Property, plant and equipment, net	2,756	176,380	444,143	—	623,279
Goodwill	—	43,182	76,961	—	120,143
Intangible assets, net	31,525	112,026	24,628	—	168,179
Net investment in and advances to (from) subsidiaries	1,000,551	615,314	(363,414)	(1,252,451)	—
Deferred income taxes	—	—	2,582	—	2,582
Other noncurrent assets	298	8,869	16,885	—	26,052
Total assets	$1,039,470	$1,077,431	$577,278	$(1,255,274)	$1,438,905
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$410	$—	$2,062	$—	$2,472
Accounts payable and accrued liabilities	36,510	61,950	209,201	—	307,661
Income taxes payable	369	—	3,244	—	3,613
Deferred income taxes	—	—	375	1,148	1,523
Current portion of long-term debt	3,039	—	10,758	—	13,797
Total current liabilities	40,328	61,950	225,640	1,148	329,066
Long-term debt	850,767	—	29,632	—	880,399
Deferred income taxes	974	8,053	16,104	(3,970)	21,161
Other noncurrent liabilities	1,810	31,372	28,663	—	61,845
Total liabilities	893,879	101,375	300,039	(2,822)	1,292,471
Common stock	—	—	16,966	(16,966)	—
Polymer Group, Inc. shareholders’ equity	145,591	976,056	259,430	(1,235,486)	145,591
Noncontrolling interests	—	—	843	—	843
Total equity	145,591	976,056	277,239	(1,252,452)	146,434
Total liabilities and equity	$1,039,470	$1,077,431	$577,278	$(1,255,274)	$1,438,905

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended March 29, 2014

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$148,896	$286,667	$(12,979)	$422,584
Cost of goods sold	(37)	(122,419)	(238,471)	12,979	(347,948)
Gross profit	(37)	26,477	48,196	—	74,636
Selling, general and administrative expenses	(10,930)	(14,036)	(31,053)	—	(56,019)
Special charges, net	(3,965)	(532)	(4,214)	—	(8,711)
Other operating, net	12	(212)	(869)	—	(1,069)
Operating income (loss)	(14,920)	11,697	12,060	—	8,837
Other income (expense):
Interest expense	(19,931)	7,083	(5,058)	—	(17,906)
Intercompany royalty and technical service fees	2,695	1,653	(4,348)	—	—
Foreign currency and other, net	10,800	553	(6,394)	—	4,959
Equity in earnings of subsidiaries	7,971	(8,165)	—	194	—
Income (loss) before income taxes	(13,385)	12,821	(3,740)	194	(4,110)
Income tax (provision) benefit	3,591	(4,914)	(4,377)	—	(5,700)
Net income (loss)	(9,794)	7,907	(8,117)	194	(9,810)
Less: Earnings attributable to noncontrolling interests	—	—	(16)	—	(16)
Net income (loss) attributable to Polymer Group, Inc.	$(9,794)	$7,907	$(8,101)	$194	$(9,794)
Comprehensive income (loss) attributable to Polymer Group, Inc.	$(8,107)	$9,405	$(6,057)	$(3,348)	$(8,107)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended March 30, 2013

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$93,012	$199,529	$(5,459)	$287,082
Cost of goods sold	(25)	(81,846)	(164,804)	5,459	(241,216)
Gross profit	(25)	11,166	34,725	—	45,866
Selling, general and administrative expenses	(9,644)	(5,760)	(18,938)	—	(34,342)
Special charges, net	(1,354)	(37)	(413)	—	(1,804)
Other operating, net	2	(76)	(266)	—	(340)
Operating income (loss)	(11,021)	5,293	15,108	—	9,380
Other income (expense):
Interest expense	(10,228)	3,101	(4,957)	—	(12,084)
Intercompany royalty and technical service fees	1,327	1,607	(2,934)	—	—
Foreign currency and other, net	(2)	(97)	(1,321)	—	(1,420)
Equity in earnings of subsidiaries	11,524	3,817	—	(15,341)	—
Income (loss) before income taxes	(8,400)	13,721	5,896	(15,341)	(4,124)
Income tax (provision) benefit	2,173	(2,145)	(2,131)	—	(2,103)
Net income (loss)	$(6,227)	$11,576	$3,765	$(15,341)	$(6,227)
Comprehensive income (loss) attributable to Polymer Group, Inc.	$(9,903)	$16,102	$5,384	$(21,486)	$(9,903)

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 29, 2014

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(35,352)	$30,624	$(9,861)	$—	$(14,589)
Investing activities:
Purchases of property, plant and equipment	(746)	(5,795)	(7,574)	—	(14,115)
Acquisition of intangibles and other	(57)	—	—	—	(57)
Intercompany investing activities, net	11,035	(16,505)	50	5,420	—
Net cash provided by (used in) investing activities	10,232	(22,300)	(7,524)	5,420	(14,172)
Financing activities:
Proceeds from long-term borrowings	3,000	—	152	—	3,152
Proceeds from short-term borrowings	1,024	—	6,582	—	7,606
Repayment of long-term borrowings	(3,898)	—	(2,062)	—	(5,960)
Repayment of short-term borrowings	(478)	—	(1,471)	—	(1,949)
Intercompany financing activities, net	24,168	(11,085)	(7,663)	(5,420)	—
Net cash provided by (used in) financing activities	23,816	(11,085)	(4,462)	(5,420)	2,849
Effect of exchange rate changes on cash	—	—	(512)	—	(512)
Net change in cash and cash equivalents	(1,304)	(2,761)	(22,359)	—	(26,424)
Cash and cash equivalents at beginning of period	2,068	13,103	70,893	—	86,064
Cash and cash equivalents at end of period	$764	$10,342	$48,534	$—	$59,640

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 30, 2013

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(15,118)	$16,397	$(15,990)	$—	$(14,711)
Investing activities:
Purchases of property, plant and equipment	(10,592)	(682)	(3,043)	—	(14,317)
Proceeds from the sale of assets	—	—	11	—	11
Acquisition of intangibles and other	(53)	—	—	—	(53)
Intercompany investing activities, net	5,766	(23,000)	—	17,234	—
Net cash provided by (used in) investing activities	(4,879)	(23,682)	(3,032)	17,234	(14,359)
Financing activities:
Proceeds from long-term borrowings	—	—	6,666	—	6,666
Proceeds from short-term borrowings	1,446	—	—	—	1,446
Repayment of long-term borrowings	(27)	—	(885)	—	(912)
Repayment of short-term borrowings	(848)	—	—	—	(848)
Intercompany financing activities, net	23,000	(5,766)	—	(17,234)	—
Net cash provided by (used in) financing activities	23,571	(5,766)	5,781	(17,234)	6,352
Effect of exchange rate changes on cash	—	—	(534)	—	(534)
Net change in cash and cash equivalents	3,574	(13,051)	(13,775)	—	(23,252)
Cash and cash equivalents at beginning of period	486	28,285	69,108	—	97,879
Cash and cash equivalents at end of period	$4,060	$15,234	$55,333	$—	$74,627

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q. It should be noted that our gross profit margins may not be comparable to other companies since some entities classify shipping and handling costs in cost of goods sold and others, including us, include such costs in selling, general and administrative expenses. Similarly, some entities, including us, include foreign currency gains and losses resulting from operating activities as a component of operating income, and some entities classify all foreign currency gains and losses outside of operating income.
The terms "Polymer Group," " PGI," "the Company," "we," "us," and "our" and similar terms in this Report on Form 10-Q refer to Polymer Group, Inc. and its consolidated subsidiaries. The term "Parent" as used within this Report on Form 10-Q refers to Scorpio Acquisition Corporation, a Delaware corporation that owns 100% of the issued and outstanding capital stock of Polymer Group, Inc. The term "Holdings" as used within this Report on Form 10-Q refers to Scorpio Holdings Corporation, a Delaware corporation that owns 100% of the Parent.
Overview
We are a leading global, technology-driven developer, producer and marketer of engineered materials, focused primarily on the production of nonwoven products. Nonwovens are a high-performance and low-cost fabric-like alternative to traditional textiles, paper and other materials. They can be made with specific value-added characteristics including absorbency, tensile strength, softness and barrier properties, among others. Our nonwoven products are critical components used in consumer and industrial products for use in a wide array of applications. Primary applications in each of our target markets are as follows:

• Hygiene:	Baby diapers, feminine hygiene products and adult incontinence products
• Healthcare:	Single-use surgical gowns and drapes, hospital apparel and infection control supplies
• Wipes:	Household, personal care and commercial cleaning wipes, dryer sheets
• Building and Geosynthetics	House wrap, cable wrap, construction, roofing, agriculture, forestry/horticulture geosynthetics, road underlayment, liners and railroad materials
• Technical Specialties	Filtration, composites, industrial packaging, furniture and bedding, technical nonwovens and other specialty areas
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
Recent Developments
European Restructuring
On March 7, 2014, we announced our intention to exit the European roofing business in an effort to optimize our portfolio. The plan could include (1) the possible shutdown of two manufacturing lines at our Berlin, Germany manufacturing facility; (2) the possible closure of our manufacturing facilities in Aschersleben, Germany with the consolidation of its converting activities to Berlin and (3) possible workforce reductions at both facilities. We expect that the restructuring will be substantially complete by the end of 2014, subject to compliance with its legal obligations and any associated impacts on timing. Total cash restructuring costs for the exit plan (including both facilities) are expected to be within the range of €2.0 million to €6.5 million, a majority of which relate to employee-related expenses, including termination expenses, site closure costs and advisory fees. The remaining charges are related to equipment relocation, startup and other costs. Although we do not expect to incur any material non-cash impairment charges, we will accelerate the depreciation of the existing facilities and related assets being decommissioned in order to properly align the remaining useful lives of the assets with timing of the planned shutdown/consolidation. Associated non-cash amounts are expected to be up to €11.0 million.
Providência Acquisition
On January 27, 2014, we announced that PGI Polímeros do Brazil, a Brazilian corporation and wholly-owned subsidiary of the Company ("PGI Acquisition Company."), entered into a Stock Purchase Agreement with Companhia Providência Indústria e Comércio, a Brazilian corporation ("Providência") and certain shareholders named therein. Pursuant to the terms and subject to the conditions of the Stock Purchase Agreement, PGI Acquisition Company will acquire a 71.25% controlling interest in Providência (the “Brazil Acquisition”). Following the closing of the Brazil Acquisition, pursuant to Brazilian Corporation Law and Providência’s Bylaws, PGI Acquisition Company will be required to launch a tender offer on substantially the same terms and conditions as the Stock Purchase Agreement to acquire the remaining outstanding capital stock of Providência from the minority shareholders (the “Mandatory Tender Offer”). We expect to fund the Brazil Acquisition and the Mandatory Tender Offer with new secured and unsecured debt. We have obtained approximately $570.0 million of financing commitments from lenders in connection with the Brazil Acquisition. Completion of the transaction is subject to customary closing conditions, including approval of the Brazil Acquisition by antitrust authorities, which was received in April 2014. Providência is a leading manufacturer of nonwovens primarily used in hygiene applications as well as industrial and healthcare applications. Based in Brazil, Providência has four locations, including one in the United States.
On January 27, 2014, we entered into a series of financial instruments with a third-party financial institution used to minimize foreign exchange risk on the future consideration to be paid for the Brazil Acquisition and the Mandatory Tender Offer (the "Providência Contracts"). Each contract allows us to purchase a fixed amounts of Brazilian Reais (R$) in the future at specified U.S. dollar rates, coinciding with either the Brazil Acquisition or the Mandatory Tender Offer. The primary financial instrument relates to the Brazil Acquisition and consists of a foreign exchange forward contract with an aggregate notional amount of R$491.5 million at an estimated forward rate of R$2.4528. Other financial instruments relate to a series of deal contingent options that expire between 1 year and 5 years with an aggregate notional amount of R$373.7 million and strike prices ranging between R$2.412 and R$3.712.  Each option contract is contingent on the Brazil Acquisition being completed.
Fiberweb Acquisition
On September 17, 2013, PGI Acquisition Limited, a wholly-owned subsidiary of the Company, entered into an agreement with Fiberweb containing the terms of a cash offer to purchase 100% of the issued and to be issued ordinary share capital of Fiberweb at a cash price of £1.02 per share (the "Fiberweb Acquisition"). Under the terms of the agreement, Fiberweb would become a wholly-owned subsidiary of the Company. The offer was effected by a court sanctioned scheme of arrangement of Fiberweb under Part 26 of the UK Companies Act 2006 and consummated on November 15, 2013 (the "Acquisition Date"). The aggregate purchase price was valued at $287.8 million and funded on November 27, 2013 with the proceeds of borrowings under a $268.0 million Senior Secured Bridge Credit Agreement and a $50.0 million Senior Unsecured Bridge Credit Agreement (together, the "Bridge Facilities"). The Bridge Facilities were subsequently refinanced, along with transaction expenses, with the proceeds from a $295.0 million Senior Secured Credit Agreement and a $30.7 million equity investment from Blackstone. Fiberweb is one of the largest global manufacturers of specialized technical fabrics with eight production sites in six countries.
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
Comparison of Three Months Ended March 29, 2014 and Three Months Ended March 30, 2013
The following table sets forth the period change for each category of the Statement of Comprehensive Income (Loss) for the three months ended March 29, 2014 as compared to the three months ended March 30, 2013, as well as each category as a percentage of net sales:

				Percentage of Net Sales for the Respective Period End
In thousands	Three Months Ended March 29, 2014	Three Months Ended March 30, 2013	Period Change Favorable (Unfavorable)	March 29, 2014	March 30, 2013
Net sales	$422,584	$287,082	$135,502	100.0%	100.0%
Cost of goods sold:
Raw materials	(226,359)	(157,661)	(68,698)	53.6%	54.9%
Labor	(25,570)	(18,933)	(6,637)	6.1%	6.6%
Overhead	(96,019)	(64,622)	(31,397)	22.7%	22.5%
Gross profit	74,636	45,866	28,770	17.7%	16.0%
Selling, general and administrative expenses	(56,019)	(34,342)	(21,677)	13.3%	12.0%
Special charges, net	(8,711)	(1,804)	(6,907)	2.1%	0.6%
Other operating, net	(1,069)	(340)	(729)	0.3%	0.1%
Operating income (loss)	8,837	9,380	(543)	2.1%	3.3%
Other income (expense):
Interest expense	(17,906)	(12,084)	(5,822)	4.2%	4.2%
Foreign currency and other, net	4,959	(1,420)	6,379	(1.2)%	0.5%
Income (loss) before income taxes	(4,110)	(4,124)	14	(1.0)%	(1.4)%
Income tax (provision) benefit	(5,700)	(2,103)	(3,597)	1.3%	0.7%
Net income (loss)	(9,810)	(6,227)	(3,583)	(2.3)%	(2.2)%
Less: Earnings attributable to noncontrolling interests	(16)	—	(16)	—%	—%
Net income (loss) attributable to Polymer Group, Inc.	$(9,794)	$(6,227)	$(3,567)	(2.3)%	(2.2)%
Net Sales
Net sales for the three months ended March 29, 2014 were $422.6 million, a $135.5 million increase compared with the three months ended March 30, 2013. A reconciliation presenting the components of the period change by each of our operating divisions is as follows:

	Nonwovens				Oriented Polymers	Total
In millions	Americas	Europe	Asia	Total
Prior period	$153.0	$78.3	$38.0	$269.3	$17.8	$287.1
Changes due to:
Volume	54.4	63.4	12.8	130.6	(0.2)	130.4
Price/product mix	6.1	(0.8)	(3.7)	1.6	0.9	2.5
Currency translation	—	2.8	0.4	3.2	(0.6)	2.6
Sub-total	60.5	65.4	9.5	135.4	0.1	135.5
End of period	$213.5	$143.7	$47.5	$404.7	$17.9	$422.6
Nonwovens Segments:
Net sales for the three months ended March 29, 2014 were $404.7 million, a $135.4 million increase compared with the three months ended March 30, 2013. The primary driver of the increase related to the contribution from Fiberweb, which represented an incremental $119.3 million for the period. In addition, net sales increased $16.1 million compared with the three months ended March 30, 2013, of which $3.2 million was associated with favorable foreign currency impacts resulting in the higher translation of sales generated in foreign jurisdictions.
For the three months ended March 29, 2014, volumes increased by $130.6 million compared with the three months ended March 30, 2013. The increase was primarily driven by the contribution of Fiberweb results, representing an incremental $119.3 million for the period. Incremental volume growth of $12.8 million in Asia was driven by higher volumes sold in the hygiene and healthcare markets, both of which were supported by our recent capacity expansions. In Europe, results reflected the stabilization of underlying demand in each of our markets, which increased net sales by $1.3 million. Volumes decreased $2.8 million in the Americas, primarily driven by lower wipes and industrial markets sales as demand decreased with the overall markets and the timing of customer orders.
For the three months ended March 29, 2014, net selling prices increased $1.6 million compared with the three months ended March 30, 2013. The pricing increase was driven by higher net selling prices of $6.1 million in the Americas. The pricing increase, which primarily resulted from our passing through higher raw material costs associated with index-based selling agreements and market-based pricing trends, were partially offset by lower selling prices of $0.8 million in Europe. In addition, product mix movements in Asia impacted net sales by $3.7 million. The decrease was a result of a larger proportion of current year sales in the hygiene market compared with more prior year sales in the healthcare market, which have higher average selling prices.
Oriented Polymers
Net sales for the three months ended March 29, 2014 were $17.9 million, a $0.1 million increase compared with the three months ended March 30, 2013. The increase was primarily driven by higher net selling prices of $0.9 million, which resulted from our passing through higher raw material cost associated with index-based selling agreements and market-based pricing trends. However, lower demand in the construction, industrial packaging and agriculture markets partially offset the volume increase. In addition, unfavorable foreign currency impacts of $0.6 million resulted in lower translation of sales generated in foreign jurisdictions.
Gross Profit
Gross profit for the three months ended March 29, 2014 was $74.6 million, a $28.8 million increase compared with the three months ended March 30, 2013. The primary driver of the increase related to the contribution from Fiberweb, which represented an incremental $25.9 million for the period and included $2.4 million related to the non-recurring amortization of the inventory step-up established as a result of the acquisition. As a result, gross profit as a percentage of net sales for the three months ended March 29, 2014 increased to 17.7% from 16.0% for the three months ended March 30, 2013. In addition, gross profit increased $2.9 million compared to the prior year. The increase in gross profit was primarily driven by volume increases in Asia associated with the benefits of additional capacity and improved manufacturing efficiencies. Combined with incremental volume in Europe, these increases more than offset slight volume reductions in the Americas. In addition, a $2.4 million reduction of our labor component of cost of goods sold reflects the positive benefits of our cost reduction initiatives. However, these amounts were partially offset by an increase in our overhead component of $3.0 million, primarily associated with manufacturing costs in the Americas and Europe and increased depreciation in Asia. We also experienced lower net spreads (the difference between the change in raw material costs and selling prices) of $2.0 million, primarily impacting the Americas and Oriented Polymers.
Operating Income (Loss)

Operating income for the three months ended March 29, 2014 was $8.8 million, a $0.6 million decrease compared with the three months ended March 30, 2013. A reconciliation presenting the components of the period change by each of our operating divisions is as follows:

	Nonwovens
In millions	Americas	Europe	Asia	Total	Oriented Polymers	Corporate/ Other	Total
Prior period	$11.5	$3.3	$4.5	$19.3	$1.6	$(11.5)	$9.4
Changes due to:
Volume	7.9	4.3	4.3	16.5	—	—	16.5
Price/product mix	6.1	(0.9)	(3.7)	1.5	0.9	—	2.4
Raw material cost	(4.7)	—	0.7	(4.0)	(0.5)	—	(4.5)
Manufacturing costs	(0.7)	(0.4)	0.8	(0.3)	0.2	—	(0.1)
Currency translation	2.2	0.5	—	2.7	(0.4)	0.1	2.4
Depreciation and amortization	1.0	—	(2.2)	(1.2)	—	(0.3)	(1.5)
Purchase accounting	(3.0)	(0.8)	—	(3.8)	—	—	(3.8)
Special charges	—	—	—	—	—	(6.9)	(6.9)
All other	(1.1)	0.2	(0.2)	(1.1)	(0.5)	(3.5)	(5.1)
Sub-total	7.7	2.9	(0.3)	10.3	(0.3)	(10.6)	(0.6)
End of period	$19.2	$6.2	$4.2	$29.6	$1.3	$(22.1)	$8.8
The amounts for acquisition and integration expenses as well as special charges have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 29, 2014 were $56.0 million, a $21.7 million increase compared with the three months ended March 30, 2013. The increase was primarily related to the inclusion of Fiberweb results since the Acquisition Date, which added an incremental $19.7 million for the period. As a result, selling, general and administrative expenses as a percentage of net sales increased to 13.3% for the three months ended March 29, 2014 from 12.0% for the three months ended March 30, 2013. Other factors that contributed to the increase include higher short-term incentive compensation and other employee-related expenses, stock-based compensation expense and amounts related to third-party fees and expenses.
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
Special charges for the three months ended March 29, 2014 were $8.7 million and consisted of the following components:

•	$3.0 million related to professional fees and other transaction costs associated with our acquisition of Fiberweb

•	$2.9 million related to separation and severance expenses associated with our plant realignment cost initiatives

•	$0.3 million related to cost associated with our internal redesign and restructuring of global operations initiatives

•	$2.5 million related to other corporate initiatives
Special charges for the three months ended March 30, 2013 were $1.8 million and consisted of the following components:

•	$1.5 million related to cost associated with our internal redesign and restructuring of global operations initiatives

•	$0.1 million related to separation and severance expenses associated with our plant realignment cost initiatives

•	$0.2 million related to other corporate initiatives

The amounts included in Special charges, net have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.
Other Operating, net
For the three months ended March 29, 2014, other operating expense totaled $1.1 million, of which $1.9 million was associated with foreign currency losses. These losses were partially offset by $0.8 million related to other operating income. Other operating expense for the three months ended March 30, 2013 was $0.3 million. Amounts associated with foreign currency losses on operating assets and liabilities totaled $0.4 million. These losses were partially offset by $0.1 million of other operating income.
Other Income (Expense)
Interest expense for the three months ended March 29, 2014 and the three months ended March 30, 2013 was $17.9 million and $12.1 million, respectively. The increase primarily relates to interest expense and amortization of debt issuance costs associated with the Term Loans, which were used to partially repay the Bridge Facilities. Combined, we realized an additional $4.5 million of expense associated with changes to our debt structure as a result of the Fiberweb transaction.
Foreign currency and other, net provided $5.0 million for the three months ended March 29, 2014. The main driver of the benefit related to a series of foreign exchange forward contracts associated with the proposed acquisition of Providência, which provided $10.8 million of income recognized in the quarter. The gain was partially offset by $5.4 million associated with foreign currency losses on non-operating assets and liabilities as well as $0.4 million of other non-operating expenses, primarily associated with factoring fees. For the three months ended March 30, 2013, foreign currency and other was an expense of $1.4 million. Items impacting the results include $1.0 million associated with foreign currency losses on non-operating assets and liabilities as well as $0.4 million of other non-operating expenses, primarily associated with factoring fees.
Income Tax (Provision) Benefit
During the three months ended March 29, 2014, we recognized an income tax provision of $5.7 million on consolidated pre-tax book loss from continuing operations of $4.1 million. During the three months ended March 30, 2013, we recognized income tax provision of $2.1 million on consolidated pre-tax book loss from continuing operations of $4.1 million. The combination of our income tax provision and our recorded loss from operations before income taxes resulted in a negative effective tax rate for the period. Our income tax expense in 2014 and 2013 is different than such expense determined at the U.S. federal statutory rate due to losses in certain jurisdictions for which no income tax benefits are anticipated, foreign withholding taxes for which tax credits are not anticipated, changes in the amounts recorded for tax uncertainties, foreign taxes calculated at statutory rates different than the U.S. federal statutory rate, and the application of intraperiod tax allocation rules.
Earnings Attributable to Noncontrolling Interests
Earnings attributable to noncontrolling interests for the three months ended March 29, 2014 was $0.1 million. Noncontrolling interests represent the minority partners' interest in the income or loss of consolidated subsidiaries which are not wholly-owned by us. In association with the acquisition of Fiberweb, the Company assumed control of Terram Geosynthetics Private Limited, a joint venture located in Gujarat, India in which we maintain a 65% controlling interest. As a result, we incurred $0.1 million related to the noncontrolling interest.
Liquidity and Capital Resources
The following table contains several key indicators to measure our financial condition and liquidity:

In millions	March 29, 2014	December 28, 2013
Balance Sheet Data:
Cash and cash equivalents	$59.6	$86.1
Operating working capital (1)	63.5	43.5
Total assets	1,430.0	1,438.9
Total debt	899.1	896.7
Total Polymer Group Inc. shareholders’ equity	139.7	145.6
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
On January 28, 2011, pursuant to an Agreement and Plan of Merger, dated as of October 4, 2010, we were acquired by affiliates of Blackstone along with certain members of the Company's management for an aggregate purchase price of $403.5 million. We are highly leveraged and our liquidity requirements are significant, primarily due to our debt service requirements. Cash interest payments for the three months ended March 29, 2014 were $27.4 million. We had $59.6 million of cash and cash equivalents on hand and an additional $43.7 million of availability under our ABL Facility as of March 29, 2014, none of which were outstanding at the balance sheet date. The availability under our ABL Facility is determined in accordance with a borrowing base which can decline due to various factors.
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
At March 29, 2014, we had $59.6 million of cash and cash equivalents on hand, of which $48.5 million was held by subsidiaries outside of the U.S., the majority of which was available for repatriation through various intercompany arrangements. In addition, our U.S. legal entities in the past have also borrowed cash, on a temporary basis, from our foreign subsidiaries to meet U.S. obligations via short-term intercompany loans. Our U.S. legal entities may in the future borrow from our foreign subsidiaries.
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
Cash Flows
The following table sets forth the major categories of cash flows:

In millions	Three Months Ended March 29, 2014	Three Months Ended March 30, 2013
Cash Flow Data:
Net cash provided by (used in) operating activities	$(14.6)	$(14.7)
Net cash provided by (used in) investing activities	(14.2)	(14.4)
Net cash provided by (used in) financing activities	2.8	6.4
Total	$(26.0)	$(22.7)

Operating Activities
Net cash used in operating activities for the three months ended March 29, 2014 was $14.6 million, of which working capital requirements used $29.5 million. The primary driver of the outflow related to a $20.6 million increase in accounts receivable, which resulted from increased sales during the period as well as from our passing through higher raw material costs associated with index-based selling agreements and market-based pricing trends. As a result, days sales outstanding increased to 46 days at March 29, 2014. Other current assets increased $6.6 million (after a $10.8 million adjustment for the non-cash impact of the Providência Contracts) primarily due to the timing of prepaid items as well as the timing of payments from our factoring agents. In addition, accounts payables and accrued expenses decreased $2.8 million. Trade accounts payable were impacted by the timing of supplier payments while accrued expenses were impacted by the timing of vendor payments, restructuring programs, employee-related expenses as well as the payment of interest on our Senior Secured Notes which was due during the current period. As a result, accounts payable days increased to 79 days at March 29, 2014. In addition, inventory decreased slightly as a result of the lower average purchase price of raw materials. Inventory on hand was 40 days at March 29, 2014.
Net cash used in operating activities for the three months ended March 30, 2013 was $14.7 million, of which working capital requirements used $23.0 million. The primary driver of the outflow related to a $9.9 million increase in accounts receivable, which resulted from our passing through higher raw material costs associated with index-based selling agreements and market- based pricing trends. At March 30, 2013, days sales outstanding was 44 days. Other current assets increased $6.4 million primarily due to the timing of prepaid items as well as the timing of payments from our factoring agents. In addition, inventory increased $3.2 million, primarily a result of the higher overall purchase price of raw materials. At March 30, 2013, inventory on hand was 37 days. Accounts payable and accruals decreased, which resulted in an outflow of $3.6 million. The decrease was primarily driven by the payment of interest on our Senior Secured Notes which was due during the current period. However, this amount was partially offset by the increase in trade accounts payable which was primarily driven by the timing of vendor purchases. As a result, accounts payable days was 73 days at March 30, 2013.
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
Investing Activities
Net cash used in investing activities for the three months ended March 29, 2014 was $14.2 million. The primary driver related to $14.1 million of property, plant and equipment expenditures. These costs relate to machinery and equipment upgrades that extend the useful life and/or increased the functionality of the asset as well as other various projects. Net cash used in investing activities for the three months ended March 30, 2013 was $14.4 million. The primary driver related to $14.3 million of property, plant and equipment expenditures associated with our manufacturing expansion project in China. In addition, other items included in our capital expenditures relates to machinery and equipment upgrades that extend the useful life and/or increased the functionality of the asset.
Financing Activities
Net cash provided by financing activities for the three months ended March 29, 2014 was $2.8 million. Proceeds from borrowings totaled $10.8 million and primarily related to short-term credit facilities used to finance various liquidity requirements, including insurance premium payments and short-term working capital needs. These amounts were partially offset by repayments of $7.9 million. Net cash provided by financing activities for the three months ended March 30, 2013 was $6.4 million. Proceeds from borrowings totaled $8.1 million and primarily related to our credit facility in China funding our manufacturing expansion project in China. Other proceeds were related to short-term facilities. These amounts were partially offset by repayments of $1.7 million.
Indebtedness
The following table summarizes our outstanding debt at March 29, 2014:

In thousands	Currency	Matures	Interest Rate	Outstanding Balance
Senior Secured Notes	USD	2019	7.75%	$560,000
ABL Facility	USD	2016	—	—
Term Loans	USD	2018	5.25%	293,610
Argentine credit facilities:
Argentina Credit Facility — Nacion	USD	2016	3.14%	7,508
Argentina Credit Facility — Galicia	ARS	2016	15.25%	2,499
China Credit Facility	USD	2015	5.44%	22,920
India Loans	INR	2017	14.70%	3,309
Capital lease obligations	Various	2014-2018	Various	1,143
Total long-term debt				890,989
Short-term borrowings	Various	2014	Various	8,147
Total debt				$899,136

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
ABL Facility
On January 28, 2011, we entered into a senior secured asset-based revolving credit facility which was amended and restated on October 5, 2012 (the "ABL Facility") to provide for borrowings not to exceed $50.0 million, subject to borrowing base availability. The ABL Facility provides borrowing capacity available for letters of credit and borrowings on a same-day basis and is comprised of (i) a revolving tranche of up to $42.5 million (“Tranche 1”) and (ii) a first-in, last out revolving tranche of up to $7.5 million (“Tranche 2”). Provided that no default or event of default was then existing or would arise therefrom, we had the option to request that the ABL Facility be increased by an amount not to exceed $20.0 million, subject to certain rights of the administrative agent, swing line lender and issuing banks with respect to the lenders providing commitments for such increase. The facility matures on October 5, 2017.
On November 26, 2013, we entered into an amendment to the ABL Facility which increased the Tranche 1 revolving credit commitments by $30.0 million (for a total aggregate revolving credit commitment of $80.0 million) as well as made certain other changes to the agreement. In addition, we increased the amount by which we can request that the ABL Facility be increased at our option to an amount not to exceed $75.0 million, subject to certain rights of the administrative agent, swing line lender and issuing banks with respect to the lenders providing commitments for such increase. The effectiveness of the amendment was subject to the satisfaction of certain specified closing conditions by no later than January 31, 2014, all of which were satisfied prior to such date.
Based on current average excess availability, the borrowings under the ABL Facility will bear interest at a rate per annum equal to, at our option, either (A) British Bankers Association LIBOR Rate (“LIBOR”) (adjusted for statutory reserve requirements)

plus a margin of (i) 2.00% in the case of Tranche 1 or (ii) 4.00% in the case of Tranche 2; or (B) the higher of (a) the rate of interest in effect for such day as publicly announced from time to time by Citibank, N.A. as its "prime rate" and (b) the federal funds effective rate plus ½ of 1.0% (“ABR”) plus a margin of (x) 1.00% in the case of Tranche 1 or (y) 3.00% in the case of the Tranche 2. As of March 29, 2014, the Company had no outstanding borrowings under the ABL Facility. The borrowing base availability was $58.1 million, however, outstanding letters of credit in the aggregate amount of $14.4 million left $43.7 million available for additional borrowings. The aforementioned letters of credit were primarily provided to certain administrative service providers and financial institutions. None of these letters of credit had been drawn on as of March 29, 2014.
The ABL Facility contains certain restrictions which limit our ability and the ability of our restricted subsidiaries to: (i) incur or guarantee additional debt; (ii) pay dividends and make other distributions on, or redeem or repurchase, capital stock; (iii) make certain investments; (iv) repurchase stock; (v) incur certain liens; (vi) enter into transactions with affiliates; (vii) merge or consolidate or other fundamental changes; (viii) enter into agreements that restrict the ability of subsidiaries to make dividends or other payments; (ix) designate restricted subsidiaries as unrestricted subsidiaries; (x) transfer or sell assets and (xi) prepay junior financing or other restricted debt. In addition, the ABL Facility contains certain customary representations and warranties, affirmative covenants and events of default, including among other things payment defaults, breach of representations and warranties, covenant defaults, cross-defaults and cross acceleration to certain indebtedness, bankruptcy and insolvency defaults, certain events under ERISA, certain monetary judgment defaults, invalidity of guarantees or security interests, and change of control. If such an event of default occurs, the lenders under the ABL Facility would be entitled to take various actions, including the acceleration of amounts due under the ABL Facility and all actions permitted to be taken by a secured creditor.
Term Loans
On December 19, 2013, we entered into a Senior Secured Credit Agreement (the "Term Loans") with a maturity date upon the earlier of (i) six years from the date of borrowing and (ii) the 91st day prior to the scheduled maturity of our 7.75% Senior Secured Notes. The Term Loans provide for a commitment by the lenders to make secured term loans in an aggregate amount not to exceed $295.0 million, the proceeds of which were used to partially repay amounts outstanding under the Senior Secured Bridge Credit Agreement and the Senior Unsecured Bridge Credit Agreement.
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

In connection with the Merger, we repaid and terminated the Argentine peso-denominated loans. In addition, the U.S. dollar-denominated loan was adjusted to reflect its fair value as of the date of the Merger. As a result, we recorded a contra-liability in Long-term debt and will amortize the balance over the remaining life of the facility. At March 29, 2014, the face amount of the outstanding indebtedness under the U.S. dollar-denominated loan was $7.8 million, with a carrying amount of $7.5 million and a weighted average interest rate of 3.14%.
Argentina Credit Facility - Galicia
On September 27, 2013, our subsidiary in Argentina entered into an arrangement with a banking institution in Argentina in order to partially finance the upgrade of a manufacturing line at its facility located near Buenos Aires, Argentina. The maximum borrowings available under the facility, excluding any interest added to principal, is 20.0 million Argentine pesos (approximately $3.5 million). The three-year term of the agreement began with the date of the first draw down on the facility, which occurred in the third quarter of 2013, with payments required in twenty-five equal monthly installments beginning after one year. Borrowings will bear interest at 15.25%. As of March 29, 2014, the outstanding balance under the facility was $2.5 million. The remainder of the upgrade is expected to be financed by existing cash balances and cash generated from operations.
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
The maximum borrowings available under the facility, excluding any interest added to principal, were $25.0 million. At December 28, 2013, the outstanding balance under the Hygiene Facility was $24.9 million with a weighted-average interest rate of 5.46%. We repaid $2.0 million of the principal balance during the first quarter of 2014 using a combination of existing cash balances and cash generated from operations. As a result, the outstanding balance under the Hygiene Facility was $22.9 million at March 29, 2014 with a weighted average interest rate of 5.44%.
India Indebtedness
As a result of the acquisition of Fiberweb, we assumed control of Terram Geosynthetics Private Limited, a joint venture located in Mundra, India in which we maintain a 65% controlling interest. As part of the net assets acquired, we assumed $3.8 million of debt (including short-term borrowings) that was entered into with a banking institution in India. Amounts outstanding primarily relate to a 14.70% term loan, due in 2017, used to purchase fixed assets. Other amounts relate to a short-term credit facility used to finance working capital requirements (included in Short-term borrowings in the Consolidated Balance Sheets) and an existing automobile loan. Combined, the outstanding balances totaled $4.1 million at March 29, 2014.
Other Indebtedness
We periodically enter into short-term credit facilities in order to finance various liquidity requirements, including insurance premium payments and short-term working capital needs. At March 29, 2014 and December 28, 2013, outstanding amounts related to such facilities were $7.3 million and $0.4 million, respectively. Borrowings under these facilities are included in Short-term borrowings in the Consolidated Balance Sheets.
We also have documentary letters of credit not associated with the ABL Facility or the Hygiene Facility. These letters of credit were primarily provided to certain raw material vendors and amounted to $9.4 million and $8.5 million at March 29, 2014 and December 28, 2013, respectively. None of these letters of credit have been drawn on.
Factoring Agreements
In the ordinary course of business, we may utilize accounts receivable factoring arrangements with third-party financial institutions in order to accelerate its cash collections from product sales. These arrangements involve the ownership transfer of eligible U.S. and non-U.S. trade accounts receivable, without recourse or discount, to a third party financial institution in exchange for cash. The maximum amount of outstanding advances at any one time is $20.0 million under the U.S. based program and $62.5 million under the non-U.S. based program. At March 29, 2014 , the net amount of trade accounts receivable sold to third-party financial institutions, and therefore excluded from our accounts receivable balance, was $72.1 million. Amounts due from the third-party financial institutions were $9.3 million at March 29, 2014 . In the future, we may increase the sale of receivables or enter into additional factoring agreements.
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
The following table shows a reconciliation of Adjusted EBITDA from the most directly comparable GAAP measure, Net income (loss) attributable to Polymer Group, Inc., in order to show the differences in these measures of operating performance:

In thousands	Three Months Ended March 29, 2014	Three Months Ended March 30, 2013
Net income (loss) attributable to Polymer Group, Inc.	$(9,794)	$(6,227)
Net income attributable to noncontrolling interest	(16)	—
Interest expense, net	17,906	12,084
Income and franchise tax	5,882	2,121
Depreciation & amortization (a)	24,002	15,545
Purchase accounting adjustments(b)	2,430	—
Non-cash compensation (c)	561	236
Special charges, net (d)	8,711	1,804
Foreign currency and other non-operating, net (e)	(3,033)	1,840
Severance and relocation expenses (f)	1,048	245
Unusual or non-recurring charges, net	—	100
Business optimization expense (g)	197	50
Management, monitoring and advisory fees (h)	845	1,155
Adjusted EBITDA	$48,739	$28,953

(a)	Excludes amortization of loan acquisition costs that are included in interest expense.

(b)	Reflects adjustments to inventory related to the step-up in value pursuant to GAAP resulting from the application of purchase accounting in relation to the Fiberweb Acquisition.

(c)	Reflects non-cash compensation costs related to employee and director restricted stock, restricted stock units and stock options.

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

(f)	Reflects severance and relocation expenses not included under Special charges, net as well as costs incurred with the CEO Transition.

(g)	Reflects costs incurred to improve IT and accounting functions, costs associated with establishing new facilities and certain other expenses.

(h)	Reflects management, monitoring and advisory fees paid under the Blackstone management agreement.
Off Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Recent Accounting Standards
In April 2014, the FASB issues Accounting Standards Update ("ASU") No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of and Entity" ("ASU 2014-08"), which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or a group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. In addition, ASU 2014-08 enhances disclosures for reporting discontinued operations. ASU 2014-08 is effective prospectively for reporting periods beginning after December 15, 2014, with early adoption permitted. We do not expect that the adoption of this guidance will have a material effect on our financial results.
In July 2013, the Financial Accounting Standards Board ("FASB") issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"), which requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective prospectively for reporting periods beginning after December 15, 2013, with retroactive application permitted. We adopted this accounting pronouncement effective December 29, 2013.
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
Management believes there have been no significant changes during the quarter ended March 29, 2014, to the items that we disclosed as our critical accounting policies and estimates in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 28, 2013.
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
The risks described in the “Risk Factors” section of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed for the fiscal year ended December 28, 2013 are not exhaustive. Other sections of this Form 10-Q describe additional factors that could adversely affect our business, financial condition or results of operations. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
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
The majority of our long-term financing consists of $560.0 million of 7.75% fixed-rate, Senior Secured Notes due 2019. However, the remaining portion of our indebtedness, including the Term Loans, do have variable interest rates, for which we have not hedged the risks attributable to fluctuations in interest rates. Hypothetically, a 1% change in the interest rate affecting our outstanding variable interest rate subsidiary indebtedness, as of March 29, 2014, would change our interest expense by approximately $3.3 million.
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
On January 27, 2014, we entered into a series of financial instruments with a third-party financial institution used to minimize foreign exchange risk on the future consideration to be paid for the Brazil Acquisition and the Mandatory Tender Offer. Each contract allows us to purchase a fixed amounts of Brazilian Reais (R$) in the future at specified U.S. Dollar rates, coinciding with either the Brazil Acquisition or the Mandatory Tender Offer. The primary financial instrument relates to the Brazil Acquisition and consists of a foreign exchange forward contract with an aggregate notional amount of R$491.5 million at an estimated forward rate of R$2.4528. Other financial instruments relate to a series of deal contingent options that expire between 1 year and 5 years with an aggregate notional amount of R$373.7 million and strike prices ranging between R$2.412 and R$3.712.  Each option contract is contingent on the Brazil Acquisition being completed.

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
In periods of rising raw material costs, to the extent we are not able to pass along price increases of raw materials, or to the extent any such price increases are delayed, our cost of goods sold would increase and our operating profit would correspondingly decrease. Based on budgeted purchase volume for fiscal 2014, if the price of polypropylene was to rise $.01 per pound and we were not able to pass along any of such increase to our customers, we would realize a $9.3 million impact in our cost of goods sold. Significant increases in raw material prices that cannot be passed on to customers could have a material adverse effect on our results of operations and financial condition. In periods of declining raw material costs, if sales prices do not decrease at a corresponding rate, our cost of goods sold would decrease and our operating profit would correspondingly increase.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the three months ended March 29, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION
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
ITEM 1A. RISK FACTORS
There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
Iran Related Disclosure
Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities during the period covered by the report and hereby incorporate by reference Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to Blackstone by certain of its affiliates, which may be considered to be our affiliates. We are not presently aware that we have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the three months ended March 29, 2014. Except as described in Exhibit 99.1, we are not presently aware of any such reportable transactions or dealings by other such companies. We have no involvement in or control over the activities of these companies, any of their respective predecessor companies or any of their subsidiaries, and we have not independently verified or participated in the preparation of any of their disclosures.

ITEM 6. EXHIBITS
(a) Exhibits
Exhibits required in connection with this Quarterly Report on Form 10-Q are listed below:

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated as of January 27, 2014, among Polymer Group, Inc., PGI Polímeros do Brasil S.A., Companhia Providência Indústria e Comércio, and the shareholders named therein.

10.1	2014 Integration Incentive Compensation Plan

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

99.1	Section 13(r) Disclosure

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statement of Comprehensive Income (Loss); (iii) Consolidated Statements of Changes in Stockholders' Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLYMER GROUP, INC.
(Registrant)

Date:	May 7, 2014	By:	/s/ J. Joel Hackney, Jr.
J. Joel Hackney, Jr.
President and Chief Executive Officer and Director (Principal Executive Officer)

Date:	May 7, 2014	By:	/s/ Dennis E. Norman
Dennis E. Norman
Executive Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer)

Date:	May 7, 2014	By:	/s/ James L. Anderson
James L. Anderson
Vice President & Chief Accounting Officer (Principal Accounting Officer)