Form 10-Q
period 2014-06-28
POLYMER GROUP INC
filed 2014-08-11
CIK 927417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2014
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
Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Number of common shares outstanding at August 1, 2014: 1,000. There is no public trading of the registrant's common shares.

POLYMER GROUP, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
POLYMER GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

In thousands, except share data	June 28, 2014	December 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$211,196	$86,064
Accounts receivable, net	261,658	194,827
Inventories, net	188,986	156,373
Deferred income taxes	6,906	2,318
Other current assets	105,974	59,096
Total current assets	774,720	498,678
Property, plant and equipment, net of accumulated depreciation of $212,296 and $175,130, respectively	1,037,047	652,468
Goodwill	215,605	107,822
Intangible assets, net	176,125	169,399
Deferred income taxes	1,977	2,582
Other noncurrent assets	37,259	26,052
Total assets	$2,242,733	$1,457,001
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$14,070	$2,472
Accounts payable and accrued liabilities	333,360	307,661
Income taxes payable	1,111	3,613
Deferred income taxes	2,925	1,336
Current portion of long-term debt	110,326	13,797
Total current liabilities	461,792	328,879
Long-term debt	1,374,496	880,399
Deferred consideration	48,184	—
Deferred income taxes	69,921	27,335
Other noncurrent liabilities	64,264	61,845
Total liabilities	2,018,657	1,298,458
Commitments and contingencies
Shareholders’ equity:
Common stock — 1,000 shares issued and outstanding	—	—
Additional paid-in capital	296,911	294,144
Retained earnings (deficit)	(159,962)	(128,338)
Accumulated other comprehensive income (loss)	(4,416)	(8,106)
Total Polymer Group, Inc. shareholders' equity	132,533	157,700
Noncontrolling interests	91,543	843
Total equity	224,076	158,543
Total liabilities and equity	$2,242,733	$1,457,001
See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

In thousands	Three Months Ended June 28, 2014	Three Months Ended June 29, 2013	Six Months Ended June 28, 2014	Six Months Ended June 29, 2013
Net sales	$439,898	$291,538	$862,482	$578,620
Cost of goods sold	(353,987)	(241,148)	(702,681)	(482,364)
Gross profit	85,911	50,390	159,801	96,256
Selling, general and administrative expenses	(65,373)	(39,371)	(120,907)	(73,713)
Special charges, net	(24,264)	(1,750)	(32,975)	(3,554)
Other operating, net	(3,855)	(964)	(4,924)	(1,304)
Operating income (loss)	(7,581)	8,305	995	17,685
Other income (expense):
Interest expense	(31,655)	(12,323)	(49,561)	(24,407)
Foreign currency and other, net	10,003	(900)	14,962	(2,320)
Income (loss) before income taxes	(29,233)	(4,918)	(33,604)	(9,042)
Income tax (provision) benefit	5,387	(2,988)	(313)	(5,091)
Net income (loss)	(23,846)	(7,906)	(33,917)	(14,133)
Less: Earnings attributable to noncontrolling interests	(2,277)	—	(2,293)	—
Net income (loss) attributable to Polymer Group, Inc.	$(21,569)	$(7,906)	$(31,624)	$(14,133)

Other comprehensive income (loss):
Currency translation	$1,980	$2,400	$3,693	$(1,372)
Employee postretirement benefits, net of tax	—	29	—	125
Other comprehensive income (loss)	1,980	2,429	3,693	(1,247)
Comprehensive income (loss)	(21,866)	(5,477)	(30,224)	(15,380)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(2,300)	—	(2,290)	—
Comprehensive income (loss) attributable to Polymer Group, Inc.	$(19,566)	$(5,477)	$(27,934)	$(15,380)
See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

In thousands	Polymer Group, Inc. Shareholders' Equity
	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Polymer Group, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance — December 28, 2013	1	$—	$294,144	$(128,338)	$(8,106)	$157,700	$843	$158,543
Amounts due to shareholders	—	—	—	—	—	—	—	—
Issuance of stock	—	—	—	—	—	—	—	—
Common stock call option reclass	—	—	1,702	—	—	1,702	—	1,702
Net income (loss)	—	—	—	(31,624)	—	(31,624)	(2,293)	(33,917)
Acquisition of noncontrolling interest	—	—	—	—	—	—	92,990	92,990
Share-based compensation	—	—	1,065	—	—	1,065	—	1,065
Employee benefit plans, net of tax	—	—	—	—	—	—	—	—
Currency translation, net of tax	—	—	—	—	3,690	3,690	3	3,693
Balance — June 28, 2014	1	$—	$296,911	$(159,962)	$(4,416)	$132,533	$91,543	$224,076
See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

In thousands	Six Months Ended June 28, 2014	Six Months Ended June 29, 2013
Operating activities:
Net income (loss)	$(33,917)	$(14,133)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Debt modification charges	10,738	—
Deferred income taxes	2,227	(144)
Depreciation and amortization expense	54,068	33,426
Inventory step-up	5,663	—
Accretion of deferred consideration	253	—
(Gain) loss on financial instruments	(12,837)	(40)
(Gain) loss on sale of assets, net	83	144
Non-cash compensation	1,065	2,937
Changes in operating assets and liabilities:
Accounts receivable	(11,987)	(13,751)
Inventories	(6,569)	(3,794)
Other current assets	(6,064)	(6,501)
Accounts payable and accrued liabilities	(1,517)	7,690
Other, net	8,786	(7,452)
Net cash provided by (used in) operating activities	9,992	(1,618)
Investing activities:
Purchases of property, plant and equipment	(33,800)	(26,500)
Proceeds from sale of assets	47	75
Acquisition of intangibles and other	(124)	(135)
Acquisitions, net of cash acquired	(356,039)	—
Net cash provided by (used in) investing activities	(389,916)	(26,560)
Financing activities:
Proceeds from long-term borrowings	523,152	14,177
Proceeds from short-term borrowings	17,421	1,879
Repayment of long-term borrowings	(7,857)	(3,317)
Repayment of short-term borrowings	(5,849)	(1,554)
Loan acquisition costs	(21,312)	—
Issuance of common stock	—	(232)
Net cash provided by (used in) financing activities	505,555	10,953
Effect of exchange rate changes on cash	(499)	(183)
Net change in cash and cash equivalents	125,132	(17,408)
Cash and cash equivalents at beginning of period	86,064	97,879
Cash and cash equivalents at end of period	$211,196	$80,471

Supplemental disclosures of cash flow information:
Cash payments for interest	$34,141	$23,225
Cash payments (receipts) for taxes, net	$6,134	$10,615
See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Description of Business
Polymer Group, Inc. (“Polymer” or “PGI”), a Delaware corporation, and its consolidated subsidiaries (the “Company”) is a leading global, technology-driven developer, producer and marketer of engineered materials, primarily focused on the production of nonwoven products. The Company has the largest global platforms in the industry, with a total of 24 manufacturing and converting facilities located in 14 countries throughout the world. The Company operates through four reportable segments, with the main sources of revenue being the sales of primary and intermediate products to consumer and industrial markets.
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
The Company's fiscal year is based on a 52 week period ending on the Saturday closest to each December 31. The three months ended June 28, 2014 and June 29, 2013 contain operating results for 13 weeks, respectively. The six months ended June 28, 2014 and June 29, 2013 each contain operating results for 26 weeks.
Note 3. Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which creates a comprehensive, five-step model for revenue recognition that requires a company to recognize revenue to depict the transfer of promised goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Under the new guidance, a company will be required to use more judgment and make more estimates when considering contract terms as well as relevant facts and circumstances when identifying performance obligations, estimating the amount of variable consideration in the transaction price and allocating the transaction price to each separate performance obligation. In addition, ASU 2014-09 enhances disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively and improves guidance for multiple-element arrangements. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016 and allows for either full retrospective or modified retrospective adoption. Early application is not permitted. The Company is currently evaluating the impact of adopting ASU 2014-09 on its financial results.
In April 2014, the FASB issued ASU No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08"), which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or a group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. In addition, ASU 2014-08 enhances disclosures for reporting discontinued operations. ASU 2014-08 is effective prospectively for reporting periods beginning after December 15, 2014, with early adoption permitted. The Company does not expect that the adoption of this guidance will have a material effect on the Company's financial results.

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
Note 4. Acquisitions
Providência Acquisition
On January 27, 2014, the Company announced that PGI Polímeros do Brazil, a Brazilian corporation and wholly-owned subsidiary of the Company ("PGI Acquisition Company"), entered into a Stock Purchase Agreement with Companhia Providência Indústria e Comércio, a Brazilian corporation ("Providência") and certain shareholders named therein. Pursuant to the terms and subject to the conditions of the Stock Purchase Agreement, PGI Acquisition Company will acquire a 71.25% controlling interest in Providência (the “Providência Acquisition”). Providência is a leading manufacturer of nonwovens primarily used in hygiene applications as well as industrial and healthcare applications. Based in Brazil, Providência has three locations, including one in the United States.
The Providência Acquisition was completed on June 11, 2014 (the "Providência Acquisition Date") for an aggregate purchase price of $424.6 and funded with the proceeds from borrowings under an incremental term loan amendment to the Company's existing Senior Secured Credit Agreement as well as the proceeds from the issuance of $210.0 million of 6.875% Senior Unsecured Notes due in 2019.
The components of the purchase price are as follows:

In thousands	Consideration
Cash consideration paid to selling stockholders	$187,885
Cash consideration deposited into escrow	8,242
Deferred consideration	47,931
Debt repaid	180,532
Total consideration	$424,590
Total consideration paid included $47.9 million of deferred consideration, which shall accrete at a rate of 9.5% per annum compounded daily, which shall be paid to the selling stockholders to the extent certain existing and potential tax claims are resolved. Based on management's best estimate, resolution and payment of the existing and potential tax claims is anticipated in 2016 or later. As a result, the deferred consideration is classified as a noncurrent liability. Following the closing of the Providência Acquisition, pursuant to Brazilian Corporation Law and Providência’s Bylaws, PGI Acquisition Company launched a tender offer on substantially the same terms and conditions as the Stock Purchase Agreement to acquire the remaining outstanding capital stock of Providência from the minority shareholders (the “Mandatory Tender Offer”).
The Providência Acquisition was recorded using the acquisition method of accounting in accordance with the accounting guidance for business combinations. As a result, the total purchase price has been allocated to assets acquired and liabilities assumed based on the preliminary estimate of fair market value of such assets and liabilities at the Providência Acquisition Date. Any excess of the purchase price is recognized as goodwill. The final valuation associated with the Providência Acquisition is expected to be completed during the fourth quarter of 2014. The preliminary allocation of the purchase price was as follows:

In thousands	June 11, 2014
Cash	$20,621
Accounts receivable	56,976
Inventory	33,000
Other current assets	27,748
Total current assets	138,345

Property, plant and equipment	400,000
Goodwill	106,335
Intangible assets	4,770
Other noncurrent assets	12,288
Total assets acquired	$661,738

Current liabilities	$28,863
Long-term debt	74,930
Deferred income taxes	38,373
Other noncurrent liabilities	1,992
Noncontrolling interest	92,990
Total liabilities assumed	$237,148
Net assets acquired	$424,590
Cash, accounts receivable and current liabilities were stated at their historical carrying values, which approximate their fair value, given the short-term nature of these assets and liabilities. The preliminary estimate of fair value for inventories was based on computations which considered many factors including the estimated selling price of the inventory, the cost to dispose of the inventory as well as the replacement cost of the inventory, where applicable. As a result, the Company increased the carrying value of inventory by $4.9 million. The preliminary estimate of fair value for property, plant and equipment was based on management's assessment of the acquired assets condition, as well as an evaluation of the current market value for such assets. In addition, the Company also considered the length of time over which the economic benefit of these assets is expected to be realized and adjusted the useful life of such assets accordingly as of the valuation date. As a result, the Company increased the carrying value of property, plant and equipment by $77.8 million. The preliminary estimate of fair value of the noncontrolling interest was based upon management's preliminary assessment of the current market value of the outstanding shares of stock.
The Company recorded intangible assets based on a preliminary estimate of fair value, and consisted of a finite-lived customer relationship intangible asset with an estimated fair value of $4.5 million. The valuation was determined using an income approach methodology using the multi-period excess earnings method. The average estimated useful life of the intangible asset is considered to be 15 years, determined based upon various accounting studies, historical acquisition experience, economic factors and future cash flows. In addition, the Company acquired $0.3 million of loan acquisition costs related to debt assumed in the Providência Acquisition. These costs are stated at their historical carrying value, which approximate their fair value, and amortized over the term of the loan to which such costs relate.
The excess of the purchase price over the preliminary amounts allocated to specific assets and liabilities is included in goodwill. The premium in the purchase price paid by the Company for the acquisition of Providência broadens our scale and further solidifies the Company's position as the largest manufacturer of nonwovens in the world. The Company anticipates that the broad base of clients associated with the acquisition of Providência will enhance the Company's position in hygiene products and markets as well as strengthen our position in the Americas. In the short-term, the Company anticipates realizing operational and cost synergies at Providência that include purchasing optimization due to larger volumes, improvement in manufacturing costs and lower general and administrative costs.
Acquisition related costs were as follows:

In thousands	Amount
Loan acquisition costs	$21,312
Transaction expenses	14,880
Total	$36,192
Capitalized loan acquisition costs related to the Providência Acquisition of $10.6 million were recorded within Intangible assets, net in the Consolidated Balance Sheets and are amortized over the term of the loan to which such costs relate. The remainder, $10.7 million, was expensed as incurred during the second quarter and included within Interest expense in the Consolidated Statements of Comprehensive Income (Loss). In accordance with ASC 805, "Business Combinations" ("ASC 805"), transaction expenses related to the Providência Acquisition were expensed as incurred within Special charges, net in the Consolidated Statements of Comprehensive Income (Loss).
Fiberweb Acquisition
On September 17, 2013, PGI Acquisition Limited, a wholly-owned subsidiary of the Company, entered into an agreement with Fiberweb plc ("Fiberweb") containing the terms of a cash offer to purchase 100% of the issued and to be issued ordinary share capital of Fiberweb at a cash price of £1.02 per share (the "Fiberweb Acquisition"). Under the terms of the agreement, Fiberweb would become a wholly-owned subsidiary of the Company. The offer was effected by a court sanctioned scheme of arrangement of Fiberweb under Part 26 of the UK Companies Act 2006 and consummated on November 15, 2013 (the "Fiberweb Acquisition Date"). The aggregate purchase price was valued at $287.8 million and funded on November 27, 2013 with the proceeds of borrowings under a $268.0 million Senior Secured Bridge Credit Agreement and a $50.0 million Senior Unsecured Bridge Credit Agreement (together, the "Bridge Facilities"). The Bridge Facilities were subsequently refinanced, along with transaction expenses, with the proceeds from a $295.0 million Senior Secured Credit Agreement and a $30.7 million equity investment from Blackstone. Fiberweb is one of the largest global manufacturers of specialized technical fabrics with eight production sites in six countries.
The Fiberweb Acquisition was recorded using the acquisition method of accounting in accordance with the accounting guidance for business combinations. As a result, the total purchase price was allocated to assets acquired and liabilities assumed based on the preliminary estimated fair market value of such assets and liabilities at the Fiberweb Acquisition Date. Any excess of the purchase price was recognized as goodwill. During the second quarter of 2014, the Company updated its fair market value estimates for inventory, property, plant and equipment and intangible assets with the assistance of a third-party valuation specialist. In accordance with ASC 805, "Business Combinations" ("ASC 805"), measurement period adjustments are not included in current earnings, but recognized as of the date of acquisition with a corresponding adjustment to goodwill resulting from the change in preliminary amounts. As a result, the Company adjusted the preliminary allocation of the purchase price initially recorded at the Fiberweb Acquisition Date and retrospectively adjusted its Consolidated Balance Sheet at December 28, 2013 to reflect these measurement period adjustments. The initial allocation of the purchase price and related measurement period adjustments are as follows:

In thousands	(Preliminary) November 15, 2013	Measurement Period Adjustments	(Adjusted) November 15, 2013
Cash	$8,792	$—	$8,792
Accounts receivable	49,967	—	49,967
Inventory	71,050	31	71,081
Other current assets	29,889	—	29,889
Total current assets	159,698	31	159,729

Property, plant and equipment	158,000	29,529	187,529
Goodwill	38,514	(12,320)	26,194
Intangible assets	85,000	996	85,996
Other noncurrent assets	1,403	—	1,403
Total assets acquired	$442,615	$18,236	$460,851

Current liabilities	$84,185	$—	$84,185
Financing Obligation	20,300	—	20,300
Long-term debt	19,391	—	19,391
Deferred income taxes	20,649	18,236	38,885
Other noncurrent liabilities	9,479	—	9,479
Noncontrolling interest	849	—	849
Total liabilities assumed	$154,853	$18,236	$173,089
Net assets acquired	$287,762	$—	$287,762
Cash, accounts receivable and current liabilities were stated at their historical carrying values, which approximate their fair value, given the short-term nature of these assets and liabilities. The estimate of fair value for inventories was based on computations which considered many factors including the estimated selling price of the inventory, the cost to dispose of the inventory as well as the replacement cost of the inventory, where applicable. As a result, the Company increased the carrying value of inventory by $9.3 million. The estimate of fair value for property, plant and equipment was based on management's assessment of the acquired assets condition, as well as an evaluation of the current market value for such assets. In addition, the Company also considered the length of time over which the economic benefit of these assets is expected to be realized and adjusted the useful life of such assets accordingly as of the valuation date. As a result, the Company increased the carrying value of property, plant and equipment by $24.5 million.
The Company recorded intangible assets based on an estimate of fair value, and consisted of the following:

In thousands	Useful Life	Amount
Technology	15 years	$31,827
Trade names	Indefinite	11,412
Customer relationships	20 years	42,757
Total		$85,996
The Company allocated $11.4 million to trade names, primarily related to Typar and Reemay. Management considered many factors in the determination that it will account for the asset as indefinite-lived, including the current market leadership position of the name as well as the recognition in the industry. Therefore, in accordance with current accounting guidance, the indefinite-lived intangible asset will not be amortized, but instead tested for impairment at least annually (more frequently if certain indicators are present).
The excess of the purchase price over the amounts allocated to specific assets and liabilities is included in goodwill. The premium in the purchase price paid by the Company for the acquisition of Fiberweb reflects the establishment of the largest manufacturer of nonwovens in the world. The Company anticipates that the improved diversity associated with the acquisition of Fiberweb will provide a foundation for enhanced access to customers in highly specialized, niche end markets as well as provide complementary solutions and new technologies to address our customer's desire for innovation and customized solutions. In the short-term, the Company anticipates realizing significant operational and cost synergies at Fiberweb that include purchasing optimization due to larger volumes, improvement in manufacturing costs and lower general and administrative costs.
Acquisition related costs were as follows:

In thousands	Amount
Loan acquisition costs	$16,102
Transaction expenses	16,133
Total	$32,235
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
The update of fair value estimates for inventory, property, plant and equipment and intangible assets increase net assets by $30.6 million. As a result, the Company increased its deferred tax liabilities associated with these items by $18.2 million, of which $12.2 million reduced the Company's valuation allowance. The Company anticipates that the final evaluation of the fair market value of Fiberweb's assets acquired and liabilities assumed will be completed in the third quarter of 2014.
Pro Forma Information
The following unaudited pro forma information for the three and six months ended June 29, 2013 assumes the acquisition of both Fiberweb and Providência occurred as of the beginning of the period presented:

In thousands	Three Months Ended June 28, 2014	Six Months Ended June 28, 2014	Three Months Ended June 29, 2013	Six Months Ended June 29, 2013
Net sales	$493,668	$1,005,773	$495,464	$980,327
Net income (loss)	(31,097)	(49,066)	(7,405)	(15,420)
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

The Company accounts for these transactions in accordance with ASC 860, "Transfers and Servicing" ("ASC 860"). ASC 860 allows for the ownership transfer of accounts receivable to qualify for sale treatment when the appropriate criteria is met, which permits the Company to present the balances sold under the program to be excluded from Accounts receivable, net on the Consolidated Balance Sheet. Receivables are considered sold when (i) they are transferred beyond the reach of the Company and its creditors, (ii) the purchaser has the right to pledge or exchange the receivables, and (iii) the Company has surrendered control over the transferred receivables. In addition, the Company provides no other forms of continued financial support to the purchaser of the receivables once the receivables are sold. Amounts due from financial institutions are included in Other current assets in the Consolidated Balance Sheet.
The Company has a U.S. based program where certain U.S. based receivables are sold to an unrelated third-party financial institution. Under the current terms of the U.S. agreement, the maximum amount of outstanding advances at any one time is $20.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. In addition, the Company's subsidiaries in Mexico, Colombia, Brazil, Spain, France and the Netherlands have entered into factoring agreements to sell certain receivables to unrelated third-party financial institutions. Under the terms of the non-U.S. agreements, the maximum amount of outstanding advances at any one time is $79.9 million (measured at June 28, 2014 foreign exchange rates), which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold.
The following is a summary of receivables sold to the third-party financial institutions that existed at the following balance sheet dates:

In thousands	June 28, 2014	December 28, 2013
Trade receivables sold to financial institutions	$80,749	$68,091
Net amounts advanced from financial institutions	69,852	60,216
Amounts due from financial institutions	$10,897	$7,875
The Company sold $293.2 million and $204.2 million of receivables under the terms of the factoring agreements during the six months ended June 28, 2014 and June 29, 2013, respectively. The year-over-year increase in receivables sold is primarily attributable to an accounts receivable factoring agreement acquired in the Fiberweb Acquisition. The Company pays a factoring fee associated with the sale of receivables based on the invoice value of the receivables sold. During the three months ended June 28, 2014 and June 29, 2013, factoring fees incurred were $0.5 million and $0.3 million, respectively. Amounts incurred were $0.9 million and $0.6 million during the six months ended June 28, 2014 and June 29, 2013, respectively. These amounts are recorded within Foreign currency and other, net in the Consolidated Statements of Comprehensive Income (Loss).
Note 6.  Inventories, Net
At June 28, 2014 and December 28, 2013, the major classes of inventory were as follows:

In thousands	June 28, 2014	December 28, 2013
Raw materials and supplies	$68,771	$55,544
Work in process	21,366	19,102
Finished goods	98,849	81,727
Total	$188,986	$156,373
Inventories are stated at the lower of cost, determined on the first-in, first-out ("FIFO") method, or fair market value. The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to net realizable value. Reserve balances, primarily related to obsolete and slow-moving inventories, were $5.5 million and $3.3 million at June 28, 2014 and December 28, 2013, respectively.
As a result of the acquisition of Providência, the Company increased the carrying value of inventory by $4.9 million as of the Providência Acquisition Date in order to adjust to estimated fair value in accordance with the accounting guidance for business combinations. The preliminary change in the fair value of the assets was based on computations which considered many factors including the estimated selling price of the inventory, the cost to dispose of the inventory as well as the replacement cost of the inventory, where applicable. The step-up in inventory value is being amortized to Cost of goods sold over the period of Providência's normal inventory turns, which approximates one month.

As a result of the acquisition of Fiberweb, the Company increased the carrying value of inventory by $9.3 million as of the Fiberweb Acquisition Date in order to adjust to estimated fair value in accordance with the accounting guidance for business combinations. The change in the fair value of the assets was based on computations which considered many factors including the estimated selling price of the inventory, the cost to dispose of the inventory as well as the replacement cost of the inventory, where applicable. The step-up in inventory value was amortized to Cost of goods sold over the period of Fiberweb's normal inventory turns, which approximated two months.
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
The following table sets forth the gross amount and accumulated amortization of the Company's intangible assets at June 28, 2014 and December 28, 2013:

In thousands	June 28, 2014	December 28, 2013
Technology	$63,720	$63,705
Customer relationships	64,464	60,079
Loan acquisition costs	40,911	30,067
Other	7,003	6,927
Total gross finite-lived intangible assets	176,098	160,778
Accumulated amortization	(34,885)	(26,291)
Total net finite-lived intangible assets	141,213	134,487
Tradenames (indefinite-lived)	34,912	34,912
Total	$176,125	$169,399
As of June 28, 2014, the Company had recorded intangible assets of $176.1 million, which includes amounts associated with loan acquisition costs. These expenditures represent the cost of obtaining financings that are capitalized in the balance sheet and amortized over the term of the loans to which such costs relate.
The following table presents amortization of the Company's intangible assets for the following periods:

In thousands	Three Months Ended June 28, 2014	Three Months Ended June 29, 2013	Six Months Ended June 28, 2014	Six Months Ended June 29, 2013
Intangible assets	$3,397	$1,743	$6,499	$3,233
Loan acquisition costs	1,274	607	2,300	1,214
Total	$4,671	$2,350	$8,799	$4,447
Estimated amortization expense on existing intangible assets for each of the next five years, including fiscal year 2014, is expected to approximate $16 million in 2014, $16 million in 2015, $15 million in 2016, $15 million in 2017 and $15 million in 2018.
Note 8.  Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

In thousands	June 28, 2014	December 28, 2013
Accounts payable to vendors	$222,428	$209,031
Accrued compensation and benefits	39,489	33,889
Accrued interest	20,506	19,063
Other accrued expenses	50,937	45,678
Total	$333,360	$307,661
Note 9.  Debt
The following table presents the Company's outstanding debt at June 28, 2014 and December 28, 2013:

In thousands	June 28, 2014	December 28, 2013
Term Loans	$602,949	$293,545
Senior Secured Notes	560,000	560,000
Senior Unsecured Notes	210,000	—
ABL Facility	—	—
Argentina credit facilities:
Nacion Facility	6,675	8,341
Galicia Facility	2,459	3,082
China Credit Facility	22,920	24,920
Brazil export credit facilities:
Itaú Facility ($)	43,266	—
Itaú Facility (R$)	23,292	—
Recovery Zone Facility Bonds	9,099	—
India Loans	3,106	3,216
Capital lease obligations	1,056	1,092
Total long-term debt including current maturities	1,484,822	894,196
Short-term borrowings	14,070	2,472
Total debt	$1,498,892	$896,668
The fair value of the Company's long-term debt was $1,532.4 million at June 28, 2014 and $933.8 million at December 28, 2013. The fair value of long-term debt is based upon quoted market prices in inactive markets or on available rates for debt with similar terms and maturities (Level 2).
Term Loans
On December 19, 2013, the Company entered into a Senior Secured Credit Agreement (the loans thereunder, the "Term Loans") with a maturity date upon the earlier of (i) December 19, 2019 and (ii) the 91st day prior to the scheduled maturity of the Company's 7.75% Senior Secured Notes; provided that on such 91st day, such 7.75% Senior Secured Notes has an outstanding aggregate principal amount in excess of $150.0 million. The Term Loans provide for a commitment by the lenders to make secured term loans in an aggregate amount not to exceed $295.0 million, the proceeds of which were used to partially repay amounts outstanding under the Senior Secured Bridge Credit Agreement and the Senior Unsecured Bridge Credit Agreement.
Borrowings bear interest at a fluctuating rate per annum equal to, at the Company's option, (i) a base rate equal to the highest of (a) the federal funds rate plus ½ of 1%, (b) the rate of interest in effect for such day as publicly announced from time to time by Citicorp North America, Inc. as its "prime rate" and (c) the LIBOR rate for a one-month interest period plus 1.0% (provided that in no event shall such base rate with respect to the Term Loans be less than 2.0% per annum), in each case plus an applicable margin of 3.25% or (ii) a LIBOR rate for the applicable interest period (provided that in no event shall such LIBOR rate with respect to the Term Loans be less than 1.0% per annum) plus an applicable margin of 4.25%. The applicable margin for the Term Loans is subject to a 25 basis point step-down upon the achievement of certain a senior secured net leverage ratio. The Company is required to repay installments on the Term Loans in quarterly installments in aggregate amounts equal to 1.0% per annum of their funded total principal amount, with the remaining amount payable on the maturity date.

On June 10, 2014, the Company entered into an incremental term loan amendment (the "Incremental Amendment") to the existing Senior Secured Credit Agreement in which the Company obtained $415.0 million of commitments for incremental term loans from the existing lenders. Pursuant to the Incremental Amendment, the Company borrowed $310.0 million, the proceeds of which were used to fund a portion of the consideration paid for the Providência Acquisition. The remaining commitments are available for borrowing until December 31, 2014, the proceeds of which will be used to repay existing indebtedness. Terms of the Incremental Amendment are substantially identical to the terms of the Term Loans.
The Term Loans are secured (i) together with the Tranche 2 loans, on a first-priority lien basis by substantially all of the assets of the Company, and any existing and future subsidiary guarantors (other than collateral securing the ABL Facility on a first-priority basis), including all of the capital stock of the Company and each restricted subsidiary (which, in the case of foreign subsidiaries, will be limited to 65% of the capital stock of each first-tier foreign subsidiary) and (ii) on a second-priority basis by the collateral securing the ABL Facility, in each case, subject to certain exceptions and permitted liens. The Company may voluntarily repay outstanding loans at any time without premium or penalty, other than a prepayment on voluntary prepayments of Term Loans in connection with a repricing transaction on or prior to the date that is six months after the closing date of the Incremental Amendment and customary "breakage" costs with respect to LIBOR loans.
The agreement governing the Term Loans, among other restrictions, limit the Company's ability and the ability of its restricted subsidiaries to: (i) incur or guarantee additional debt or issue disqualified stock or preferred stock; (ii) pay dividends and make other distributions on, or redeem or repurchase, capital stock; (iii) make certain investments; (iv) repurchase stock; (v) incur certain liens; (vi) enter into transactions with affiliates; (vii) merge or consolidate; (viii) enter into agreements that restrict the ability of subsidiaries to make dividends or other payments to Polymer Group, Inc.; (ix) designate restricted subsidiaries as unrestricted subsidiaries; and (x) transfer or sell assets. In addition, the Term Loans contain certain customary representations and warranties, affirmative covenants and events of default.
Under the credit agreement governing the Term Loans, the Company's ability to engage in activities such as incurring additional indebtedness, making investments, refinancing certain indebtedness, paying dividends and entering into certain merger transactions is governed, in part, by the Company's ability to satisfy tests based on Adjusted EBITDA (defined as Consolidated EBITDA in the credit agreement governing the Terms Loans).
Senior Secured Notes
In connection with the Merger, the Company issued $560.0 million of 7.75% Senior Secured Notes due 2019 on January 28, 2011. The notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis, by each of the Polymer Group's wholly-owned domestic subsidiaries. Interest on the notes is paid semi-annually on February 1 and August 1 of each year.
The indenture governing the Senior Secured Notes limits, subject to certain exceptions, the ability of the Company and its restricted subsidiaries to: (i) incur or guarantee additional debt or issue disqualified stock or preferred stock; (ii) pay dividends and make other distributions on, or redeem or repurchase, capital stock; (iii) make certain investments; (iv) incur certain liens; (v) enter into transactions with affiliates; (vi) merge or consolidate; (vii) enter into agreements that restrict the ability of subsidiaries to make dividends or other payments to Polymer Group, Inc.; (viii) designate restricted subsidiaries as unrestricted subsidiaries; and (ix) transfer or sell assets. It does not limit the activities of the parent or the amount of additional indebtedness that Parent or its parent entities may incur. In addition, it also provides for specified events of default, which, if any of them occurs, would permit or require the principal of and accrued interest on the Senior Secured Notes to become or to be declared due and payable.
Under the indenture governing the Senior Secured Notes, the Company's ability to engage in certain activities such as incurring additional indebtedness, making investments, refinancing certain indebtedness, paying dividends and entering into certain merger transactions is governed, in part, by the Company's ability to satisfy tests based on Adjusted EBITDA (defined as EBITDA in the indenture governing the Senior Secured Notes).
Senior Unsecured Notes
In connection with the Providência Acquisition, the Company issued $210.0 million of 6.875% Senior Unsecured Notes due 2019 on June 11, 2014. The notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by each of the Polymer Group's wholly-owned domestic subsidiaries. Interest on the notes is paid semi-annually on June 1 and December 1 of each year.
The indenture governing the Senior Unsecured Notes limits, subject to certain exceptions, the ability of the Company and its restricted subsidiaries to: (i) incur or guarantee additional debt or issue disqualified stock or preferred stock; (ii) pay dividends and make other distributions on, or redeem or repurchase, capital stock; (iii) make certain investments; (iv) incur certain liens; (v) enter into transactions with affiliates; (vi) merge or consolidate; (vii) enter into agreements that restrict the ability of subsidiaries to make dividends or other payments to Polymer Group, Inc.; (viii) designate restricted subsidiaries as unrestricted subsidiaries; and (iv) transfer or sell assets. It does not limit the activities of the Parent or the amount of additional indebtedness that Parent or its parent entities may incur. In addition, it also provides for specified events of default which, if any occurs, would permit or require the principal of and accrued interest on the Senior Unsecured Notes to become or to be declared due and payable.
Under the indenture governing the Senior Unsecured Notes, the Company's ability to engage in certain activities such as incurring additional indebtedness, making investments, refinancing certain indebtedness, paying dividends and entering into certain merger transactions is governed, in part, by the Company's ability to satisfy tests based on Adjusted EBITDA (defined as EBITDA in the indenture governing the Senior Unsecured Notes).
ABL Facility
On January 28, 2011, the Company entered into a senior secured asset-based revolving credit facility which was amended and restated on October 5, 2012 (the "ABL Facility") to provide for borrowings not to exceed $50.0 million, subject to borrowing base availability. The ABL Facility provides borrowing capacity available for letters of credit and borrowings on a same-day basis and is comprised of (i) a revolving tranche of up to $42.5 million (“Tranche 1”) and (ii) a first-in, last out revolving tranche of up to $7.5 million (“Tranche 2”). Provided that no default or event of default was then existing or would arise therefrom, the Company had the option to request that the ABL Facility be increased by an amount not to exceed $20.0 million. The facility matures on October 5, 2017.
On November 26, 2013, the Company entered into an amendment to the ABL Facility which increased the Tranche 1 revolving credit commitments by $30.0 million (for a total aggregate revolving credit commitment of $80.0 million) as well as made certain other changes to the agreement. In addition, the Company increased the amount by which the Company can request that the ABL Facility be increased at the Company's option to an amount not to exceed $75.0 million. The effectiveness of the amendment was subject to the satisfaction of certain specified closing conditions by no later than January 31, 2014, all of which were satisfied prior to such date.
Based on current average excess availability, the borrowings under the ABL Facility will bear interest at a rate per annum equal to, at the Company's option, either (A) British Bankers Association LIBOR Rate (“LIBOR”) (adjusted for statutory reserve requirements) plus a margin of (i) 2.00% in the case of Tranche 1 or (ii) 4.00% in the case of Tranche 2; or (B) the higher of (a) the rate of interest in effect for such day as publicly announced from time to time by Citibank, N.A. as its "prime rate" and (b) the federal funds effective rate plus ½ of 1.0% (“ABR”) plus a margin of (x) 1.00% in the case of Tranche 1 or (y) 3.00% in the case of the Tranche 2. As of June 28, 2014, the Company had no outstanding borrowings under the ABL Facility. The borrowing base availability was $57.9 million, however, outstanding letters of credit in the aggregate amount of $13.2 million left $44.7 million available for additional borrowings. The aforementioned letters of credit were primarily provided to certain administrative service providers and financial institutions. None of these letters of credit had been drawn on as of June 28, 2014.
The ABL Facility contains certain restrictions which limit the Company's ability and the ability of its restricted subsidiaries to: (i) incur or guarantee additional debt; (ii) pay dividends and make other distributions on, or redeem or repurchase, capital stock; (iii) make certain investments; (iv) repurchase stock; (v) incur certain liens; (vi) enter into transactions with affiliates; (vii) merge or consolidate or other fundamental changes; (viii) enter into agreements that restrict the ability of subsidiaries to make dividends or other payments; (ix) designate restricted subsidiaries as unrestricted subsidiaries; (x) transfer or sell assets and (xi) prepay junior financing or other restricted debt. In addition, it contains certain customary representations and warranties, affirmative covenants and events of default. If such an event of default occurs, the lenders under the ABL Facility would be entitled to take various actions, including the acceleration of amounts due under the ABL Facility and all actions permitted to be taken by a secured creditor.
Under the credit agreement governing the ABL Facility, the Company's ability to engage in activities such as incurring additional indebtedness, making investments, refinancing certain indebtedness, paying dividends and entering into certain merger transactions is governed, in part by, the Company's ability to satisfy tests based on Adjusted EBITDA (defined as Consolidated EBITDA in the credit agreement governing the ABL Facility).
Nacion Facility
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
In connection with the Merger, the Company repaid and terminated the Argentine peso-denominated loan. In addition, the U.S. denominated loan was adjusted to reflect its fair value as of the date of the Merger. As a result, the Company recorded a contra-liability in Long-term debt and will amortize the balance over the remaining life of the facility. At June 28, 2014, the face amount of the outstanding indebtedness under the U.S. dollar-denominated loan was $6.9 million, with a carrying amount of $6.7 million and a weighted average interest rate of 3.13%.
Galicia Facility
On September 27, 2013, the Company's subsidiary in Argentina entered into an arrangement with a banking institution in Argentina in order to partially finance the upgrade of a manufacturing line at its facility located near Buenos Aires, Argentina. The maximum borrowings available under the facility, excluding any interest added to principal, is 20.0 million Argentine pesos (approximately $3.5 million). The three-year term of the agreement began with the date of the first draw down on the facility, which occurred in the third quarter of 2013, with payments required in twenty-five equal monthly installments beginning after one year. Borrowings will bear interest at 15.25%. As of June 28, 2014, the outstanding balance under the facility was $2.5 million. The remainder of the upgrade is expected to be financed by existing cash balances and cash generated from operations.
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
The maximum borrowings available under the facility, excluding any interest added to principal, were $25.0 million. At December 28, 2013, the outstanding balance under the Hygiene Facility was $24.9 million with a weighted average interest rate of 5.46%. The Company repaid $2.0 million of the principal balance during the first quarter of 2014 using a combination of existing cash balances and cash generated from operations. As a result, the outstanding balance under the Hygiene Facility was $22.9 million at June 28, 2014 with a weighted-average interest rate of 5.43%.
Brazil Export Credit Facilities
As a result of the acquisition of Providência, the Company assumed a U.S. dollar-denominated export credit facility with Itaú Unibanco S.A., pursuant to which Providência borrowed $52.4 million in the third quarter of 2011 for the purpose of financing certain export transaction from Brazil. Borrowings bear interest at 4.85% per annum, payable semi-annually. Principal payments are due in 11 equal installments, beginning in September 2013 and ending at final maturity in September 2018. The facility is secured by interests in the receivables related to the exports financed by the facility. At June 28, 2014, outstanding borrowings under the facility totaled $43.3 million.
As a result of the acquisition of Providência, the Company assumed a Brazilian real-denominated export credit facility with Itaú Unibanco S.A., pursuant to which Providência borrowed R$50.0 million in the first quarter of 2013 for the purpose of financing certain export transactions from Brazil. Borrowings bear interest at 8.0% per annum, payable quarterly. The facility matures in February 2016 and is unsecured. At June 28, 2014, outstanding borrowings under the facility totaled $23.3 million.
Recovery Zone Facility Bonds
As a result of the acquisition of Providência, the Company assumed a loan agreement in connection with the issuance of a like amount of recovery zone facility bonds by the Iredell County Industrial Facilities and Pollution Control Financing Authority. The proceeds of $9.1 million were used to finance, in part, the construction of a manufacturing facility in Statesville, North Carolina. The borrowings bear interest at a floating rate, which is reset weekly, and are supported by a letter of credit. At June 28, 2014, outstanding borrowings under the loan agreement total $9.1 million.
India Indebtedness
As a result of the acquisition of Fiberweb, the Company assumed control of Terram Geosynthetics Private Limited, a joint venture located in Mundra, India in which the Company maintains a 65% controlling interest. As part of the net assets acquired, the Company assumed $3.8 million of debt that was entered into with a banking institution in India. Amounts outstanding primarily relate to a 14.70% term loan, due in 2017, used to purchase fixed assets. Other amounts relate to a short-term credit facility used to finance working capital requirements (included in Short-term borrowings in the Consolidated Balance Sheets) and an existing automobile loan. Combined, the outstanding balances totaled $3.9 million at June 28, 2014.
Other Indebtedness
The Company periodically enters into short-term credit facilities in order to finance various liquidity requirements, including insurance premium payments and short-term working capital needs. At June 28, 2014 and December 28, 2013, outstanding amounts related to such facilities were $13.3 million and $0.4 million, respectively. Borrowings under these facilities are included in Short-term borrowings in the Consolidated Balance Sheets.
The Company also has documentary letters of credit not associated with the ABL Facility or the Hygiene Facility. These letters of credit were primarily provided to certain raw material vendors and amounted to $13.6 million and $8.5 million at June 28, 2014 and December 28, 2013, respectively. None of these letters of credit have been drawn upon.
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
The following table presents the fair values of the Company's derivative instruments for the following periods:

	As of June 28, 2014		As of December 28, 2013
In thousands	Notional	Fair Value	Notional	Fair Value
Designated hedges:
Hygiene Euro Contracts	$—	$—	$—	$—
Undesignated hedges:
Providência Contracts	170,034	12,837	—	—
Providência Instruments	29,612	(1,627)	—	—
Hygiene Euro Contracts	—	—	—	—
Total	$199,646	$11,210	$—	$—
Asset derivatives are recorded within Other current assets and liability derivatives are recorded within Accounts payable and accrued expenses on the Consolidated Balance Sheets.
Providência Contracts

On January 27, 2014, the Company entered into a series of financial instruments with a third-party financial institution used to minimize foreign exchange risk on the future consideration to be paid for the Providência Acquisition and the Mandatory Tender Offer (the "Providência Contracts"). Each contract allows the Company to purchase fixed amounts of Brazilian Reais (R$) in the future at specified U.S. dollar rates, coinciding with either the Providência Acquisition or the Mandatory Tender Offer. The Providência Contracts do not qualify for hedge accounting treatment, and therefore, are considered undesignated hedges. As the nature of this transaction is related to a non-operating notional amount, changes in fair value were recorded in Foreign currency and other, net in the current period.
The primary financial instrument was related to the Providência Acquisition and consisted of a foreign exchange forward contract with an aggregate notional amount equal to the estimated purchase price. Prior to the Providência Acquisition Date, the Company amended the primary financial instrument to reduce the notional amount to align with the consideration to be paid to the selling stockholders, which resulted in a realized gain for the Company. Upon consummation of the Providência Acquisition, the Company purchased the required Brazilian Real at the rate specified per the terms of the contract. In addition, the primary financial instrument was settled in the Company's favor due to a strengthening U.S. Dollar. As a result, the Company fulfilled its obligations under the terms of the contract that specifically relate to the primary financial instrument and adjusted the fair value to zero with a realized gain of $18.9 million recognized within Foreign currency and other, net. The remaining financial instruments relate to a series of options that expire between 1 year and 5 years associated with the Mandatory Tender Offer and the deferred portion of the consideration paid for the Providência Acquisition.
Providência Instruments
As a result of the acquisition of Providência, the Company assumed a variety of derivative instruments used to reduce the exposure to fluctuations in interest rates and foreign currencies. These financial instruments include an interest rate swap, forward foreign exchange contracts and call option contracts (the "Providência Instruments"). The counterparty to each financial instrument is a third-party financial institution. The Providência Instruments do not qualify for hedge accounting treatment, and therefore, are considered undesignated derivatives. As the nature of these transactions relate to operating notional amounts, changes in the fair value of each contract is recorded in Other operating, net in the current period.
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
The following table represents the amount of (gain) or loss associated with derivative instruments in the Consolidated Statement of Comprehensive Income (Loss):

In thousands	Three Months Ended June 28, 2014	Three Months Ended June 29, 2013	Six Months Ended June 28, 2014	Six Months Ended June 29, 2013
Designated hedges:
Hygiene Euro Contracts	$—	$(510)	$—	$(449)
Undesignated hedges:
Providência Contracts	(11,673)	—	(22,429)	—
Providência Instruments	1	—	1	—
Hygiene Euro Contracts	—	(40)	—	(40)
Total	$(11,672)	$(550)	$(22,428)	$(489)
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
The following tables present the fair value and hierarchy levels for the Company's assets and liabilities, which are measured at fair value on a recurring basis as of the following periods:

In thousands	Level 1	Level 2	Level 3	June 28, 2014
Assets
Providência Contracts	$—	$12,837	$—	$12,837

Liabilities
Providência Instruments	$—	$(1,627)	$—	$(1,627)
ASC 820 "Fair Value Measurements and Disclosures" (ASC 820) defines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair values of cash and cash equivalents, accounts receivable, inventories, short-term borrowings and accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of these instruments. The methodologies used by the Company to determine the fair value of its financial assets and liabilities at June 28, 2014 are the same as those used at December 28, 2013. As a result, there have been no transfers between Level 1 and Level 2 categories.

The Company utilizes a third-party valuation specialist to provide the fair value of the Providência Contracts. To value the position, quantitative models that utilize multiple market inputs (including interest rates, prices and indices to generate continuous yield or pricing curves and volatility factors) are utilized. Prior to the consummation of the Providência Acquisition, management considered the probability of the Providência Acquisition being finalized as a component of the valuation. As a result, the Company considered the fair value of the Providência Contracts a Level 3 fair value determination. Subsequent to the Providência Acquisition and after the settlement of the primary financial instrument included in the Providência Contracts, management no longer is required to consider the probability of the Providência Acquisition being finalized as a component of the valuation. Therefore, the fair value of the remaining Providência Contracts are considered a Level 2 fair value determination.
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
The components of the Company's pension related costs for the following periods are as follows:

In thousands	Three Months Ended June 28, 2014	Three Months Ended June 29, 2013	Six Months Ended June 28, 2014	Six Months Ended June 29, 2013
Service cost	$874	$835	$1,747	$1,679
Interest cost	2,463	1,379	4,921	2,770
Expected return on plan assets	(3,122)	(1,864)	(6,240)	(3,748)
Curtailment / settlement (gain) loss	—	—	—	—
Net amortization of:
Actuarial (gain) loss	(4)	87	(8)	175
Transition costs and other	—	—	—	—
Net periodic benefit cost	$211	$437	$420	$876
The Company’s practice is to fund amounts for its qualified pension plans at least sufficient to meet the minimum requirements set forth in applicable employee benefit laws and local tax laws. In addition, the Company manages these plans to ensure that all present and future benefit obligations are met as they come due. Full year contributions are expected to approximate $5.0 million.
Postretirement Plans
The Company sponsors several Non-U.S. postretirement plans that provide healthcare benefits to cover certain eligible employees. These plans have no plan assets, but instead are funded by the Company on a pay-as-you-go basis in the form of direct benefit payments.
The components of the Company's postretirement related costs for the following periods are as follows:

In thousands	Three Months Ended June 28, 2014	Three Months Ended June 29, 2013	Six Months Ended June 28, 2014	Six Months Ended June 29, 2013
Service cost	$9	$15	$18	$30
Interest cost	94	46	187	92
Curtailment / settlement (gain) loss	—	—	—	—
Net amortization of:
Actuarial (gain) loss	5	9	10	18
Transition costs and other	—	—	—	—
Net periodic benefit cost	$108	$70	$215	$140
For the three months ended June 28, 2014 and June 29, 2013, reclassifications out of accumulated other comprehensive income (loss) totaled less than $0.1 million and $0.1 million, respectively. For the six months ended June 28, 2014 and June 29, 2013, reclassifications out of accumulated other comprehensive income (loss) totaled less than $0.1 million and $0.2 million, respectively. These amounts related to net actuarial gains/losses included in the computation of net periodic benefit cost for both pension and postretirement benefit plans.
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
Note 13.  Income Taxes
The Company accounts for its provision for income taxes in accordance with ASC 740, "Income Taxes," which requires an estimate of the annual effective tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year. For the six months ended June 28, 2014, the combination of the Company's income tax provision and recorded loss from operations before income taxes resulted in a negative effective tax rate of 0.9% (compared with a negative effective tax rate of 56.3% for the six months ended June 29, 2013). The effective tax rate for the six months ended June 28, 2014 is different than the Company's statutory tax rate primarily due to losses in certain jurisdictions for which no income tax benefits are anticipated, foreign withholding taxes for which tax credits are not anticipated, changes in the amounts of tax uncertainties and foreign taxes calculated at statutory rates different than the U.S. statutory rate.
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes and (b) operating loss and tax credit carryforwards. A valuation allowance is recorded when, based on the weight of the evidence, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. The realization of the deferred tax asset depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdiction. At June 28, 2014, the Company has a net deferred tax liability of $64.0 million.
At June 28, 2014, the Company had unrecognized tax benefits of $18.8 million, of which $8.2 million relates to accrued interest and penalties. These amounts are included within Other noncurrent liabilities within the accompanying Consolidated Balance Sheet. The total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate is $18.8 million as of June 28, 2014. Included in the balance as of June 28, 2014 is $3.4 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount is comprised of items which relate to the lapse of statute of limitations or the settlement of issues. The Company recognizes interest and/or penalties related to income taxes as a component of income tax expense.
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

The major jurisdictions where the Company files income tax returns include the United States, Canada, China, India, the Netherlands, France, Germany, Spain, United Kingdom, Italy, Mexico, Colombia, Brazil, and Argentina. As of June 28, 2014, the Company has a number of open tax years with various taxing jurisdictions that range from 2003 to 2013. The results of current tax audits and reviews related to open tax years have not been finalized, and management believes that the ultimate outcomes of these audits and reviews will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Note 14.  Special Charges, Net
As part of our business strategy, the Company incurs amounts related to corporate-level decisions or actions by the Board of Directors. These actions are primarily associated with initiatives attributable to acquisition integration, restructuring and realignment of manufacturing operations and management structures as well as the pursuit of certain transaction opportunities when applicable. In addition, the Company evaluates its long-lived assets for impairment whenever events or changes in circumstances including the aforementioned, indicate that the carrying amounts may not be recoverable. These amounts are included in Special charges, net in the Consolidated Statements of Comprehensive Income (Loss).
A summary for each respective period is as follows:

In thousands	Three Months Ended June 28, 2014	Three Months Ended June 29, 2013	Six Months Ended June 28, 2014	Six Months Ended June 29, 2013
Restructuring and plant realignment costs:
Internal redesign and restructure of global operations	$196	$398	$436	$1,941
Plant realignment costs	7,090	1,014	9,995	1,110
IS support initiative	—	18	—	25
Other restructure initiatives	—	43	—	43
Total restructuring and plant realignment costs	7,286	1,473	10,431	3,119
Acquisition and integration costs:
Blackstone costs	12	—	12	—
Providência costs	12,449	—	14,880	—
Fiberweb costs	4,446	8	7,480	43
Total acquisition and merger related costs	16,907	8	22,372	43
Other special charges:
Other charges	71	269	172	392
Total	$24,264	$1,750	$32,975	$3,554
Restructuring and Plant Realignment Costs
Internal redesign and restructuring of global operations
During 2012, the Company initiated the internal redesign and restructuring of its global operations for the purposes of realigning and repositioning the Company to consolidate the benefits of its global footprint, align resources and capabilities with future growth opportunities and provide for a more efficient structure to serve targeted markets.
Costs incurred for the respective periods presented consisted of the following:

In thousands	Three Months Ended June 28, 2014	Three Months Ended June 29, 2013	Six Months Ended June 28, 2014	Six Months Ended June 29, 2013
Employee separation	$(6)	$50	$1	$136
Professional consulting fees	—	147	—	1,402
Relocation, recruitment and other	202	201	435	403
Total	$196	$398	$436	$1,941

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
Other Restructuring Initiatives
The Company incurs costs associated with less significant ongoing restructuring initiatives resulting from the continuous evaluation of opportunities to optimize manufacturing facilities and manufacturing processes. Costs associated with these initiatives primarily relate to professional consulting fees.
Restructuring Reserve
Amounts accrued for Restructuring and Plant Realignment costs are included in Accounts payable and accrued liabilities in the Consolidated Balance Sheets. Changes in the Company's reserves for the respective periods presented were as follows:

In thousands	Six Months Ended June 28, 2014	Six Months Ended June 29, 2013
Beginning balance	$8,460	$6,278
Additions	9,996	1,314
Cash payments	(9,313)	(5,186)
Adjustments	(101)	(70)
Ending balance	$9,042	$2,336
The Company accounts for its restructuring programs in accordance with ASC 712, "Compensation - Non-retirement Postemployment Benefits" ("ASC 712") and ASC 420, "Exit of Disposal Cost Obligations" ("ASC 420"). Programs in existence prior to the acquisition of Fiberweb are substantially complete as of June 28, 2014. As a result of the acquisition of Fiberweb, the Company has initiated several restructuring programs to integrate and optimize the combined footprint. Total projected costs for these programs are expected to range between $16.0 million and $23.0 million with payments continuing into 2015. Cost incurred since the Fiberweb Acquisition Date totaled $15.3 million.
Acquisition and Integration Costs
Providência Costs
In association with the Providência Acquisition, the Company incurred direct acquisition costs associated with the transaction including investment banking, legal, accounting and other fees for professional services. Other expenses included direct financing costs associated with both the Senior Unsecured Notes and the Incremental Amendment to the Term Loans. These costs have been capitalized as intangible assets on the Consolidated Balance Sheet as of the date of the Providência Acquisition. However, a portion of these costs related to the Incremental Term loan were expensed as incurred.
Fiberweb Costs
In association with the Fiberweb Acquisition, the Company has launched several initiatives focused on the integration of Fiberweb into the existing operations and underlying processes of the Company. As a result, the Company incurred costs directly associated with these activities which include legal, accounting and other fees for professional services.
Other Special Charges

Other Charges
Other charges consist primarily of expenses related to the Company’s pursuit of other business opportunities. The Company reviews its business operations on an ongoing basis in light of current and anticipated market conditions and other factors and, from time to time, may undertake certain actions in order to optimize overall business, performance or competitive position. To the extent any such decisions are made, the Company would likely incur costs associated with such actions, which could be material. Other charges may also include various corporate-level initiatives.
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
Amounts associated with these components for the respective periods are as follows:

In thousands	Three Months Ended June 28, 2014	Three Months Ended June 29, 2013	Six Months Ended June 28, 2014	Six Months Ended June 29, 2013
Foreign currency gains (losses)	$(4,656)	$(1,014)	$(6,582)	$(1,434)
Other operating income (expense)	801	50	1,658	130
Total	$(3,855)	$(964)	$(4,924)	$(1,304)
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
Amounts associated with these components for the respective periods are as follows:

In thousands	Three Months Ended June 28, 2014	Three Months Ended June 29, 2013	Six Months Ended June 28, 2014	Six Months Ended June 29, 2013
Foreign currency gains (losses)	$3,258	$(20)	$(2,142)	$(1,017)
Other non-operating income (expense)	6,745	(880)	17,104	(1,303)
Total	$10,003	$(900)	$14,962	$(2,320)
On January 27, 2014, the Company entered into a series of foreign exchange forward contracts with a third-party financial institution used to minimize foreign exchange risk on the future consideration to be paid for the Providência Acquisition and the Mandatory Tender Offer. The primary financial instrument was related to the Providência Acquisition and consisted of a foreign exchange forward contract with an aggregate notional amount equal to the estimated purchase price. The remaining financial instruments relate to a series of options that expire between 1 year and 5 years associated with the Mandatory Tender Offer and the deferred portion of the consideration to be paid for the Providência Acquisition. As the nature of these transactions are related to a non-operating notional amount, changes in fair value are included in Foreign currency and other, net in the current period.
On June 11, 2014, the Company settled the primary financial instrument which provided $18.9 million of income realized at the date of acquisition. In addition, the Company recognized $3.6 million associated with the changes in fair value of the options related to the Mandatory Tender Offer and the deferred portion of the purchase price. Other amounts relate to non-operating expenses, including factoring fees.
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
Equipment Lease Agreement
In the third quarter of 2011, the Company's state-of-the-art spunmelt line in Waynesboro, Virginia commenced commercial production. The plant expansion increased capacity to meet demand for nonwoven materials in the hygiene and healthcare applications in the U.S. The line was principally funded by a seven year equipment lease with a capitalized cost of $53.6 million. From the commencement of the lease to its fourth anniversary date, the Company will make annual lease payments of $8.3 million. From the fourth anniversary date to the end of the lease term, the Company's annual lease payments may change, as defined in the lease agreement. The aggregate future lease payments under the agreement, subject to adjustment, are expected to approximate $58 million. The lease includes covenants, events of default and other provisions that requires the Company to maintain certain financial ratios and other requirements.
Providência Tax Claims
Total consideration paid for the acquisition of Providência includes $47.9 million of deferred purchase price (the "Deferred Consideration"). The Deferred Consideration accretes at a rate of 9.5% per annum compounded daily, which shall be paid to the selling stockholders to the extent certain existing and potential tax claims of Providência ("Providência Tax Claims") are resolved in Providência's favor. At June 28, 2014, the outstanding balance of the Deferred Consideration was $48.2 million. If the Company incurs actual tax liability with respect to the Providência Tax Claims, the amount of the Deferred Purchase Price owed to the selling stockholders will be reduced by the amount of such actual tax liability. The Company will be responsible for any actual tax liability in excess of the Deferred Purchase Price. The Deferred Consideration is reflected on the Consolidated Balance Sheet as a noncurrent liability as the settlement of existing and potential claims is expected to be greater than one year.
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
The Company determined that current accounting guidance under GAAP disallowed sale-leaseback treatment if there was continuing involvement with the property. As a result, the transaction is not accounted for as a sale-leaseback, but as a direct financing lease under GAAP, recognizing the assets as part of property, plant and equipment and a related financing obligation as a long-term liability. Cash payments to the lessor are allocated between interest expense and amortization of the financing obligation. At the end of the lease term, the Company will recognize the sale of the utility plant, however, no gain or loss will be recognized as the financing obligation will equal the expected carrying value of the assets. At June 28, 2014, the outstanding balance of the financing obligation was $19.3 million, which is included in Other noncurrent liabilities in the Consolidated Balance Sheets.
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

Financial data by segment is as follows:

In thousands	Three Months Ended June 28, 2014	Three Months Ended June 29, 2013	Six Months Ended June 28, 2014	Six Months Ended June 29, 2013
Net sales:
Americas Nonwovens	$235,419	$159,444	$448,937	$312,449
Europe Nonwovens	139,458	72,938	283,079	151,212
Asia Nonwovens	46,173	42,428	93,688	80,395
Oriented Polymers	18,848	16,728	36,778	34,564
Total	$439,898	$291,538	$862,482	$578,620

Operating income (loss):
Americas Nonwovens	$22,572	$14,557	$41,066	$26,031
Europe Nonwovens	4,499	3,419	11,174	6,712
Asia Nonwovens	4,707	5,035	8,859	9,589
Oriented Polymers	1,836	1,431	3,092	3,023
Unallocated Corporate	(16,838)	(14,364)	(30,091)	(24,055)
Eliminations	(93)	(23)	(130)	(61)
Subtotal	16,683	10,055	33,970	21,239
Special charges, net	(24,264)	(1,750)	(32,975)	(3,554)
Total	$(7,581)	$8,305	$995	$17,685

Depreciation and amortization expense:
Americas Nonwovens	$14,445	$8,086	$26,970	$16,403
Europe Nonwovens	7,494	3,004	12,975	6,063
Asia Nonwovens	5,524	4,808	11,096	8,197
Oriented Polymers	342	348	679	696
Unallocated Corporate	(292)	421	48	853
Subtotal	27,513	16,667	51,768	32,212
Amortization of loan acquisition costs	1,274	607	2,300	1,214
Total	$28,787	$17,274	$54,068	$33,426

Capital spending:
Americas Nonwovens	$12,282	$1,233	$20,501	$2,051
Europe Nonwovens	1,512	501	4,021	1,049
Asia Nonwovens	4,884	9,964	7,484	22,523
Oriented Polymers	50	101	91	226
Corporate	957	384	1,703	651
Total	$19,685	$12,183	$33,800	$26,500

In thousands	June 28, 2014	December 28, 2013
Division assets:
Americas Nonwovens	$1,507,745	$736,363
Europe Nonwovens	363,203	361,555
Asia Nonwovens	264,748	265,729
Oriented Polymers	27,254	26,441
Corporate	79,783	66,913
Total	$2,242,733	$1,457,001
Note 19.  Certain Relationships and Related Party Transactions
In connection with the Merger, Holdings entered into a shareholders agreement (the “Shareholders Agreement”) with Blackstone and certain members of the Company's management. The Shareholders Agreement governs certain matters relating to ownership of Holdings, including with respect to the election of directors of our parent companies, restrictions on the issuance or transfer of shares, including tag-along rights and drag-along rights, other special corporate governance provisions and registration rights (including customary indemnification provisions). As of June 28, 2014, the Board of Directors of the Company includes two Blackstone members, four outside members and the Company’s Chief Executive Officer as an employee director. Furthermore, Blackstone has the power to designate all of the members of the Board of Directors of the Company and the right to remove any or all directors, with or without cause.
Management Services Agreement
Upon the completion of the Merger, the Company became party to a management services agreement (“Management Services Agreement”) with Blackstone Management Partners V L.L.C. (“BMP”), an affiliate of Blackstone. Under the Management Services Agreement, BMP (including through its affiliates) has agreed to provide certain monitoring, advisory and consulting services for an annual non-refundable advisory fee, to be paid at the beginning of each fiscal year, equal to the greater of (i) $3.0 million or (ii) 2.0% of the Company’s consolidated EBITDA (as defined under the credit agreement governing our ABL Facility) for the immediately preceding fiscal year. The amount of such fee shall be initially paid based on the Company’s then most current estimate of the Company’s projected EBITDA amount for the fiscal year immediately preceding the date upon which the advisory fee is paid. After completion of the fiscal year to which the fee relates and following the availability of audited financial statements for such period, the parties will recalculate the amount of such fee based on the actual consolidated EBITDA for such period and the Company or BMP, as applicable, shall adjust such payment as necessary based on the recalculated amount. Since the Merger, the Company's annual advisory fee has been $3.0 million, which the Company paid at the beginning of the year. The amount is included in Selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss).
In addition, in the absence of an express agreement to provide investment banking or other financial advisory services to the Company, and without regard to whether such services were provided, BMP will be entitled to receive a fee equal to 1.0% of the aggregate transaction value upon the consummation of any acquisition, divestiture, disposition, merger, consolidation, restructuring, refinancing, recapitalization, issuance of private or public debt or equity securities (including an initial public offering of equity securities), financing or similar transaction by the Company. The Company accrued $5.3 million payable to BMP related to the Providência Acquisition. This amount is included in Special charges, net in the Consolidated Statement of Operations.
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
The following Condensed Consolidating Financial Statements are presented to satisfy the disclosure requirements of Rule 3-10 of Regulation S-X. In accordance with Rule 3-10, the subsidiary guarantors are all 100% owned by PGI (the “Issuer”). The guarantees on the Senior Secured Notes are full and unconditional and all guarantees are joint and several. The information presents Condensed Consolidating Balance Sheets as of June 28, 2014 and December 28, 2013, Condensed Consolidating Statements of Comprehensive Income (Loss) for the three and six months ended June 28, 2014 and June 29, 2013, and Condensed Consolidating Statements of Cash Flows for the six months ended June 28, 2014 and June 29, 2013 of (1) PGI (Issuer), (2) the Guarantors, (3) the Non-Guarantors and (4) consolidating eliminations to arrive at the information for the Company on a consolidated basis.

Condensed Consolidating Balance Sheet
As of June 28, 2014

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$296	$121,459	$89,441	$—	$211,196
Accounts receivable, net	—	46,040	215,618	—	261,658
Inventories, net	(789)	49,081	140,694	—	188,986
Deferred income taxes	385	2,439	6,905	(2,823)	6,906
Other current assets	17,342	12,165	76,467	—	105,974
Total current assets	17,234	231,184	529,125	(2,823)	774,720
Property, plant and equipment, net	3,636	209,166	824,245	—	1,037,047
Goodwill	—	37,249	178,356	—	215,605
Intangible assets, net	39,348	112,771	24,006	—	176,125
Net investment in and advances to (from) subsidiaries	1,489,997	530,756	(720,955)	(1,299,798)	—
Deferred income taxes	—	—	1,977	—	1,977
Other noncurrent assets	291	8,976	27,992	—	37,259
Total assets	$1,550,506	$1,130,102	$864,746	$(1,302,621)	$2,242,733
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$719	$—	$13,351	$—	$14,070
Accounts payable and accrued liabilities	42,335	57,952	233,073	—	333,360
Income taxes payable	399	145	567	—	1,111
Deferred income taxes	—	—	1,777	1,148	2,925
Current portion of long-term debt	62,090	—	48,236	—	110,326
Total current liabilities	105,543	58,097	297,004	1,148	461,792
Long-term debt	1,311,050	—	63,446	—	1,374,496
Deferred income taxes	973	11,562	61,357	(3,971)	69,921
Other noncurrent liabilities	407	26,833	85,208	—	112,448
Total liabilities	1,417,973	96,492	507,015	(2,823)	2,018,657
Common stock	—	—	16,966	(16,966)	—
Polymer Group, Inc. shareholders’ equity	132,533	1,033,610	249,222	(1,282,832)	132,533
Noncontrolling interests	—	—	91,543	—	91,543
Total equity	132,533	1,033,610	357,731	(1,299,798)	224,076
Total liabilities and equity	$1,550,506	$1,130,102	$864,746	$(1,302,621)	$2,242,733

Condensed Consolidating Balance Sheet
As of December 28, 2013

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$2,068	$13,103	$70,893	$—	$86,064
Accounts receivable, net	—	46,828	147,999	—	194,827
Inventories, net	(162)	46,757	109,778	—	156,373
Deferred income taxes	385	2,438	2,318	(2,823)	2,318
Other current assets	2,049	12,534	44,513	—	59,096
Total current assets	4,340	121,660	375,501	(2,823)	498,678
Property, plant and equipment, net	2,756	176,380	473,332	—	652,468
Goodwill	—	43,182	64,640	—	107,822
Intangible assets, net	31,525	112,026	25,848	—	169,399
Net investment in and advances to (from) subsidiaries	1,012,661	627,422	(363,414)	(1,276,669)	—
Deferred income taxes	—	—	2,582	—	2,582
Other noncurrent assets	297	8,870	16,885	—	26,052
Total assets	$1,051,579	$1,089,540	$595,374	$(1,279,492)	$1,457,001
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$410	$—	$2,062	$—	$2,472
Accounts payable and accrued liabilities	36,510	61,950	209,201	—	307,661
Income taxes payable	369	—	3,244	—	3,613
Deferred income taxes	—	—	188	1,148	1,336
Current portion of long-term debt	3,039	—	10,758	—	13,797
Total current liabilities	40,328	61,950	225,453	1,148	328,879
Long-term debt	850,767	—	29,632	—	880,399
Deferred income taxes	974	8,053	22,278	(3,970)	27,335
Other noncurrent liabilities	1,810	31,372	28,663	—	61,845
Total liabilities	893,879	101,375	306,026	(2,822)	1,298,458
Common stock	—	—	16,966	(16,966)	—
Polymer Group, Inc. shareholders’ equity	157,700	988,165	271,539	(1,259,704)	157,700
Noncontrolling interests	—	—	843	—	843
Total equity	157,700	988,165	289,348	(1,276,670)	158,543
Total liabilities and equity	$1,051,579	$1,089,540	$595,374	$(1,279,492)	$1,457,001

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended June 28, 2014

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$147,350	$308,021	$(15,473)	$439,898
Cost of goods sold	(93)	(116,851)	(252,516)	15,473	(353,987)
Gross profit	(93)	30,499	55,505	—	85,911
Selling, general and administrative expenses	(12,101)	(15,404)	(37,868)	—	(65,373)
Special charges, net	(14,972)	(1,681)	(7,611)	—	(24,264)
Other operating, net	—	509	(4,364)	—	(3,855)
Operating income (loss)	(27,166)	13,923	5,662	—	(7,581)
Other income (expense):
Interest expense	(24,225)	(482)	(6,948)	—	(31,655)
Intercompany royalty and technical service fees	(9,893)	1,140	8,753	—	—
Foreign currency and other, net	12,117	(678)	(1,436)	—	10,003
Equity in earnings of subsidiaries	24,258	(1,712)	—	(22,546)	—
Income (loss) before income taxes	(24,909)	12,191	6,031	(22,546)	(29,233)
Income tax (provision) benefit	3,340	12,166	(10,119)	—	5,387
Net income (loss)	(21,569)	24,357	(4,088)	(22,546)	(23,846)
Less: Earnings attributable to noncontrolling interests	—	—	(2,277)	—	(2,277)
Net income (loss) attributable to Polymer Group, Inc.	$(21,569)	$24,357	$(1,811)	$(22,546)	$(21,569)
Comprehensive income (loss) attributable to Polymer Group, Inc.	$(19,566)	$26,562	$1,140	$(27,702)	$(19,566)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended June 29, 2013

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$89,817	$206,389	$(4,668)	$291,538
Cost of goods sold	(11)	(74,870)	(170,935)	4,668	(241,148)
Gross profit	(11)	14,947	35,454	—	50,390
Selling, general and administrative expenses	(14,331)	(6,004)	(19,036)	—	(39,371)
Special charges, net	(471)	(103)	(1,176)	—	(1,750)
Other operating, net	16	(145)	(835)	—	(964)
Operating income (loss)	(14,797)	8,695	14,407	—	8,305
Other income (expense):
Interest expense	(12,246)	3,086	(3,163)	—	(12,323)
Intercompany royalty and technical service fees	1,428	1,697	(3,125)	—	—
Foreign currency and other, net	2	(150)	(752)	—	(900)
Equity in earnings of subsidiaries	15,630	1,872	—	(17,502)	—
Income (loss) before income taxes	(9,983)	15,200	7,367	(17,502)	(4,918)
Income tax (provision) benefit	2,077	458	(5,523)	—	(2,988)
Net income (loss)	$(7,906)	$15,658	$1,844	$(17,502)	$(7,906)
Comprehensive income (loss) attributable to Polymer Group, Inc.	$(5,477)	$8,930	$(44)	$(8,886)	$(5,477)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Six Months Ended June 28, 2014

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$296,246	$594,687	$(28,451)	$862,482
Cost of goods sold	(130)	(239,270)	(491,732)	28,451	(702,681)
Gross profit	(130)	56,976	102,955	—	159,801
Selling, general and administrative expenses	(23,030)	(29,440)	(68,437)	—	(120,907)
Special charges, net	(18,937)	(2,214)	(11,824)	—	(32,975)
Other operating, net	11	299	(5,234)	—	(4,924)
Operating income (loss)	(42,086)	25,621	17,460	—	995
Other income (expense):
Interest expense	(44,156)	6,601	(12,006)	—	(49,561)
Intercompany royalty and technical service fees	(7,198)	2,793	4,405	—	—
Foreign currency and other, net	22,916	(125)	(7,829)	—	14,962
Equity in earnings of subsidiaries	31,969	(10,138)	—	(21,831)	—
Income (loss) before income taxes	(38,555)	24,752	2,030	(21,831)	(33,604)
Income tax (provision) benefit	6,931	7,251	(14,495)	—	(313)
Net income (loss)	(31,624)	32,003	(12,465)	(21,831)	(33,917)
Less: Earnings attributable to noncontrolling interests	—	—	(2,293)	—	(2,293)
Net income (loss) attributable to Polymer Group, Inc.	$(31,624)	$32,003	$(10,172)	$(21,831)	$(31,624)
Comprehensive income (loss) attributable to Polymer Group, Inc.	$(27,934)	$35,706	$(5,177)	$(30,529)	$(27,934)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Six Months Ended June 29, 2013

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$182,829	$405,918	$(10,127)	$578,620
Cost of goods sold	(36)	(156,714)	(335,741)	10,127	(482,364)
Gross profit	(36)	26,115	70,177	—	96,256
Selling, general and administrative expenses	(23,975)	(11,764)	(37,974)	—	(73,713)
Special charges, net	(1,826)	(139)	(1,589)	—	(3,554)
Other operating, net	18	(222)	(1,100)	—	(1,304)
Operating income (loss)	(25,819)	13,990	29,514	—	17,685
Other income (expense):
Interest expense	(22,474)	6,187	(8,120)	—	(24,407)
Intercompany royalty and technical service fees	2,756	3,304	(6,060)	—	—
Foreign currency and other, net	—	(247)	(2,073)	—	(2,320)
Equity in earnings of subsidiaries	27,155	5,690	—	(32,845)	—
Income (loss) before income taxes	(18,382)	28,924	13,261	(32,845)	(9,042)
Income tax (provision) benefit	4,249	(1,687)	(7,653)	—	(5,091)
Net income (loss)	$(14,133)	$27,237	$5,608	$(32,845)	$(14,133)
Comprehensive income (loss) attributable to Polymer Group, Inc.	$(15,380)	$25,035	$5,339	$(30,374)	$(15,380)

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 28, 2014

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$194,945	$148,994	$(333,947)	$—	$9,992
Investing activities:
Purchases of property, plant and equipment	(1,703)	(16,422)	(15,675)	—	(33,800)
Proceeds from the sale of assets	—	—	47	—	47
Acquisition of intangibles and other	(124)	—	—	—	(124)
Acquisitions, net of cash acquired	(356,039)	—	—	—	(356,039)
Intercompany investing activities, net	(372,158)	(399,794)	(6,450)	778,402	—
Net cash provided by (used in) investing activities	(730,024)	(416,216)	(22,078)	778,402	(389,916)
Financing activities:
Proceeds from long-term borrowings	523,000	—	152	—	523,152
Proceeds from short-term borrowings	1,265	—	16,156	—	17,421
Repayment of long-term borrowings	(3,808)	—	(4,049)	—	(7,857)
Repayment of short-term borrowings	(956)	—	(4,893)	—	(5,849)
Loan acquisition costs	(21,312)	—	—	—	(21,312)
Intercompany financing activities, net	35,118	375,578	367,706	(778,402)	—
Net cash provided by (used in) financing activities	533,307	375,578	375,072	(778,402)	505,555
Effect of exchange rate changes on cash	—	—	(499)	—	(499)
Net change in cash and cash equivalents	(1,772)	108,356	18,548	—	125,132
Cash and cash equivalents at beginning of period	2,068	13,103	70,893	—	86,064
Cash and cash equivalents at end of period	$296	$121,459	$89,441	$—	$211,196

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 29, 2013

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(10,239)	$22,547	$(13,926)	$—	$(1,618)
Investing activities:
Purchases of property, plant and equipment	(23,207)	(1,658)	(1,635)	—	(26,500)
Proceeds from the sale of assets	—	—	75	—	75
Acquisition of intangibles and other	(135)	—	—	—	(135)
Intercompany investing activities, net	5,766	(28,500)	(4,000)	26,734	—
Net cash provided by (used in) investing activities	(17,576)	(30,158)	(5,560)	26,734	(26,560)
Financing activities:
Issuance of common stock	(232)	—	—	—	(232)
Proceeds from long-term borrowings	—	—	14,177	—	14,177
Proceeds from short-term borrowings	1,879	—	—	—	1,879
Repayment of long-term borrowings	(65)	—	(3,252)	—	(3,317)
Repayment of short-term borrowings	(1,554)	—	—	—	(1,554)
Loan acquisition costs	—	—	—	—	—
Intercompany financing activities, net	28,000	(1,766)	500	(26,734)	—
Net cash provided by (used in) financing activities	28,028	(1,766)	11,425	(26,734)	10,953
Effect of exchange rate changes on cash	—	—	(183)	—	(183)
Net change in cash and cash equivalents	213	(9,377)	(8,244)	—	(17,408)
Cash and cash equivalents at beginning of period	486	28,285	69,108	—	97,879
Cash and cash equivalents at end of period	$699	$18,908	$60,864	$—	$80,471
Note 21.  Subsequent Events
On June 23, 2014, the Company provided a notice of its election to redeem $56.0 million aggregate principal amount of 7.75% Senior Secured Notes due in 2019. The notes were redeemed on July 23, 2014 at a redemption price of 103.0% of the aggregate principal amount plus any accrued and unpaid interest, to, but excluding, July 23, 2014. The Company will recognize the loss associated with the repurchase of the debt at a premium and the write off of the respective portion of the capitalized debt issuance costs in the third quarter of 2014 pursuant to ASC 470, "Modifications and Extinguishments."
On July 21, 2014, the Company repaid $9.1 million aggregate principal amount of indebtedness related to a like amount of recovery zone facility bonds issued by the Iredell County Industrial Facilities and Pollution Control Financing Authority.

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
Overview
We are a leading global, technology-driven developer, producer and marketer of engineered materials, focused primarily on the production of nonwoven products. Nonwovens are a high-performance and low-cost fabric-like alternative to traditional textiles, paper and other materials. They can be made with specific value-added characteristics including absorbency, tensile strength, softness and barrier properties, among others. Our nonwoven products are critical components used in consumer and industrial products for use in a wide array of applications. Primary applications in each of our target markets are as follows:

• Hygiene:	Baby diapers, feminine hygiene products and adult incontinence products
• Healthcare:	Single-use surgical gowns and drapes, hospital apparel and infection control supplies
• Wipes:	Household, personal care and commercial cleaning wipes and dryer sheets
• Building and Geosynthetics:	House wrap, cable wrap, construction, roofing, agriculture, forestry/horticulture geosynthetics, road underlayment, liners and railroad materials
• Technical Specialties:	Filtration, composites, industrial packaging, furniture and bedding, technical nonwovens and other specialty areas
Over the past five years, we have undertaken a series of capital expansions and business acquisitions that have broadened our technology base, increased our product lines and expanded our global presence. As a result of the 2013 acquisition of Fiberweb plc ("Fiberweb"), one of the largest manufacturers of specialty technical materials, we have solidified our position as the largest manufacturer of nonwovens in the world. Our recent acquisition in Brazil broadens our presence in the growing South American market and further strengthens our position as a global leader in nonwovens industry. Our facilities (24 manufacturing and converting facilities located in 14 countries on four continents) are strategically located near many of our key customers in order to increase our effectiveness in addressing local and regional demand. We work closely with our customers, which include well-established multinational and regional consumer and industrial product manufacturers, to provide engineered solutions to meet increasing demand for more sophisticated products. Our global reach coupled with our broad range of applications bolsters our ability to partner with customers to make the world safer, cleaner and healthier.
Our Industry
We compete primarily in the global nonwovens market, which is estimated to be approximately $30 billion globally in 2013. Nonwovens are broadly defined as engineered sheet or web structures, made from polymers and/or natural fibers that are bonded together by entangling fiber or filaments mechanically, thermally or chemically. They are flat sheets that are made directly from separate fibers or from molten plastic or plastic film. By definition, they are not made by weaving or knitting and do not require converting the fibers to yarn.
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
Recent Developments
European Restructuring
On March 7, 2014, we announced our intention to exit the European roofing business in an effort to optimize our portfolio.  The plan included (1) the possible shutdown of selected manufacturing lines at our Berlin, Germany facility; (2) the possible closure of our manufacturing facilities in Aschersleben, Germany with the consolidation of its converting activities to Berlin and (3) possible workforce reductions at both facilities.  In July 2014, we ceased production of roofing materials in Berlin and shut down one of our manufacturing lines. As a result, we reclassified the remaining carrying value of the line to a held for sale asset on the Consolidated Balance Sheet at June, 28, 2014, and on July 9, 2014, signed a contract to sell the manufacturing line for €1.6 million recognizing no gain or loss on the sale. With respect to the manufacturing operations in Aschersleben, Germany, management continues to evaluate opportunities to sell the entire manufacturing facility or the equipment and related spare parts individually. We anticipate this will occur sometime in the fourth quarter 2014 after first fulfilling certain production commitments to existing customers, all of which is subject to continued compliance with our legal obligations.  Total cash restructuring costs for the exit plan (including both facilities) are expected to be within the range of €2.0 million to €6.5 million, a majority of which relate to employee-related expenses, including termination expenses, site closure costs and advisory fees.  The remaining charges are related to equipment relocation, startup and other costs.  We do not expect to incur any material non-cash impairment charges, given we began the acceleration of depreciation of the existing facilities and related assets being decommissioned in order to properly align the remaining useful lives of the assets with timing of the planned sale, shutdown/consolidation.
Providência Acquisition
On January 27, 2014, we announced that PGI Polímeros do Brazil, a Brazilian corporation and wholly-owned subsidiary of the Company ("PGI Acquisition Company."), entered into a Stock Purchase Agreement with Companhia Providência Indústria e Comércio, a Brazilian corporation ("Providência") and certain shareholders named therein. Pursuant to the terms and subject to the conditions of the Stock Purchase Agreement, PGI Acquisition Company will acquire a 71.25% controlling interest in Providência (the “Providência Acquisition”). Providência is a leading manufacturer of nonwovens primarily used in hygiene applications as well as industrial and healthcare applications. Based in Brazil, Providência has three locations, including one in the United States.

The Providência Acquisition was completed on June 11, 2014 (the "Providência Acquisition Date") for an aggregate purchase price of $424.6 million and funded with the proceeds from borrowings under an incremental term loan amendment to our existing Senior Secured Credit Agreement as well as the proceeds from the issuance of $210.0 million of 6.875% Senior Unsecured Notes due in 2019. Following the closing of the Providência Acquisition, pursuant to Brazilian Corporation Law and Providência’s Bylaws, PGI Acquisition Company launched a tender offer on substantially the same terms and conditions as the Stock Purchase Agreement to acquire the remaining outstanding capital stock of Providência from the minority shareholders (the “Mandatory Tender Offer”).
On January 27, 2014, we entered into a series of financial instruments with a third-party financial institution used to minimize foreign exchange risk on the future consideration to be paid for the Providência Acquisition and the Mandatory Tender Offer (the "Providência Contracts"). Each contract allows us to purchase a fixed amounts of Brazilian Reais (R$) in the future at specified U.S. dollar rates, coinciding with either the Providência Acquisition or the Mandatory Tender Offer. The primary financial instrument was related to the Providência Acquisition and consisted of a foreign exchange forward contract settled upon consummation of the transaction. The remaining financial instruments relate to a series of options that expire between 1 year and 5 years associated with the Mandatory Tender Offer and the deferred portion of the consideration paid for the Providência Acquisition.
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
Three Months Ended June 28, 2014 Compared to the Three Months Ended June 29, 2013
The following table sets forth the period change for each category of the Statement of Comprehensive Income (Loss) for the three months ended June 28, 2014 as compared to the three months ended June 29, 2013, as well as each category as a percentage of net sales:

				Percentage of Net Sales for the Respective Period End
In thousands	Three Months Ended June 28, 2014	Three Months Ended June 29, 2013	Period Change Favorable (Unfavorable)	June 28, 2014	June 29, 2013
Net sales	$439,898	$291,538	$148,360	100.0%	100.0%
Cost of goods sold:
Raw materials	(237,653)	(159,173)	(78,480)	54.0%	54.6%
Labor	(24,196)	(17,441)	(6,755)	5.5%	6.0%
Overhead	(92,138)	(64,534)	(27,604)	20.9%	22.1%
Gross profit	85,911	50,390	35,521	19.5%	17.3%
Selling, general and administrative expenses	(65,373)	(39,371)	(26,002)	14.9%	13.5%
Special charges, net	(24,264)	(1,750)	(22,514)	5.5%	0.6%
Other operating, net	(3,855)	(964)	(2,891)	0.9%	0.3%
Operating income (loss)	(7,581)	8,305	(15,886)	(1.7)%	2.8%
Other income (expense):
Interest expense	(31,655)	(12,323)	(19,332)	7.2%	4.2%
Foreign currency and other, net	10,003	(900)	10,903	(2.3)%	0.3%
Income (loss) before income taxes	(29,233)	(4,918)	(24,315)	(6.6)%	(1.7)%
Income tax (provision) benefit	5,387	(2,988)	8,375	(1.2)%	1.0%
Net income (loss)	(23,846)	(7,906)	(15,940)	(5.4)%	(2.7)%
Less: Earnings attributable to noncontrolling interests	(2,277)	—	(2,277)	0.5%	—%
Net income (loss) attributable to Polymer Group, Inc.	$(21,569)	$(7,906)	$(13,663)	(4.9)%	(2.7)%
Net Sales
Net sales for the three months ended June 28, 2014 were $439.9 million, a $148.4 million increase compared with the three months ended June 29, 2013. A reconciliation presenting the components of the period change by each of our operating divisions is as follows:

	Nonwovens				Oriented Polymers	Total
In millions	Americas	Europe	Asia	Total
Prior period	$159.4	$73.0	$42.4	$274.8	$16.7	$291.5
Changes due to:
Volume	74.7	63.4	4.9	143.0	3.0	146.0
Price/product mix	1.3	(0.9)	(1.2)	(0.8)	(0.6)	(1.4)
Currency translation	—	4.0	0.1	4.1	(0.3)	3.8
Sub-total	76.0	66.5	3.8	146.3	2.1	148.4
End of period	$235.4	$139.5	$46.2	$421.1	$18.8	$439.9
Nonwovens Segments:
Net sales for the three months ended June 28, 2014 were $421.1 million, a $146.3 million increase compared with the three months ended June 29, 2013. The primary driver of the increase related to the contributions from both Fiberweb and Providência, which represented an incremental $135.1 million for the period. Volume improvements on comparable businesses also contributed to the increase. In addition, net sales increased $4.1 million as favorable foreign currency impacts resulted in the higher translation of sales generated in foreign jurisdictions.
For the three months ended June 28, 2014, volumes increased by $143.0 million compared with the three months ended June 29, 2013. The primary driver of the increase related to the contributions from Fiberweb, which represented an incremental $114.4 million for the period. In addition, our recent acquisition of Providência provided $20.7 million of net sales since the date of acquisition. Incremental volume growth of $4.9 million in Asia was driven by higher volumes sold in the hygiene and healthcare markets, both of which were supported by our recent capacity expansions. In Europe, results reflected the stabilization of underlying demand in each of our markets, which increased comparable net sales by $3.9 million. Volumes decreased $0.9 million on comparable net sales in the Americas, primarily driven by lower wipes and industrial markets sales as well as the timing of customer orders.
For the three months ended June 28, 2014, net selling prices decreased $0.8 million compared with the three months ended June 29, 2013. The pricing decrease was primarily driven by product mix movements in Asia, which impacted net sales by $1.2 million. The decrease was a result of a larger proportion of current year sales in the hygiene market compared with more prior year sales in the healthcare market, which have higher average selling prices. In addition, we experienced lower net selling prices in Europe of $0.9 million. The pricing decrease, which primarily resulted from our passing through lower raw material costs associated with index-based selling agreements and market-based pricing trends, were partially offset by higher selling prices of $1.3 million in the Americas.
Oriented Polymers
Net sales for the three months ended June 28, 2014 were $18.8 million, a $2.1 million increase compared with the three months ended June 29, 2013. The increase was primarily driven by improved demand in the construction, industrial packaging and agriculture markets, which added an incremental $3.0 million for the period. However, the increase was partially offset by lower net selling prices of $0.6 million, which resulted from our passing through lower raw material cost associated with index-based selling agreements and market-based pricing trends. In addition, unfavorable foreign currency impacts of $0.3 million resulted in lower translation of sales generated in foreign jurisdictions.
Gross Profit
Gross profit for the three months ended June 28, 2014 was $85.9 million, a $35.5 million increase compared with the three months ended June 29, 2013. The primary driver of the increase related to the contributions from Fiberweb, which represented an incremental $28.0 million for the period, including contributions associated with integration synergies. In addition, contributions from Providência were $5.5 million, including $3.2 million related to the non-recurring amortization expense of the inventory step-up established as a result of the acquisition. As a result, gross profit as a percentage of net sales for the three months ended June 28, 2014 increased to 19.5% from 17.3% for the three months ended June 29, 2013.
On a comparable basis, gross profit increased $2.0 million compared to the prior year. The increase in gross profit was primarily driven by volume increases in Asia associated with the benefits of additional capacity and improved manufacturing efficiencies. Combined with incremental volume in Europe, these increases more than offset slight volume reductions in the Americas. In addition, a $1.1 million reduction of our labor component of cost of goods sold reflects the positive benefits of our cost reduction initiatives. However, these amounts were partially offset by an increase in our overhead component of $2.6 million, primarily associated with manufacturing costs in the Americas and Europe and increased depreciation in Asia. We also experienced lower net spreads (the difference between the change in raw material costs and selling prices) of $5.2 million, primarily impacting the Americas and Asia.
Operating Income (Loss)
Operating loss for the three months ended June 28, 2014 was $7.6 million, a $15.9 million decrease compared with the three months ended June 29, 2013. A reconciliation presenting the components of the period change by each of our operating divisions is as follows:

	Nonwovens
In millions	Americas	Europe	Asia	Total	Oriented Polymers	Corporate/ Other	Total
Prior period	$14.6	$3.4	$5.0	$23.0	$1.4	$(16.1)	$8.3
Changes due to:
Volume	12.6	1.0	1.8	15.4	0.8	—	16.2
Price/product mix	1.3	(0.9)	(1.3)	(0.9)	(0.5)	—	(1.4)
Raw material cost	(2.8)	0.5	(1.0)	(3.3)	(0.5)	—	(3.8)
Manufacturing costs	0.3	(0.3)	0.2	0.2	0.6	—	0.8
Currency translation	3.6	0.4	0.3	4.3	0.3	(5.2)	(0.6)
Depreciation and amortization	1.0	(0.2)	(0.7)	0.1	—	0.3	0.4
Purchase accounting	(6.4)	0.1	—	(6.3)	—	—	(6.3)
Special charges	—	—	—	—	—	(22.5)	(22.5)
All other	(1.6)	0.5	0.4	(0.7)	(0.3)	2.3	1.3
Sub-total	8.0	1.1	(0.3)	8.8	0.4	(25.1)	(15.9)
End of period	$22.6	$4.5	$4.7	$31.8	$1.8	$(41.2)	$(7.6)
The amounts for acquisition and integration expenses as well as special charges have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended June 28, 2014 were $65.4 million, a $26.0 million increase compared with the three months ended June 29, 2013. The increase was primarily related to the inclusion of Fiberweb, which added an incremental $20.2 million of costs for the period. In addition, expenses related to our recent acquisition of Providência added $7.7 million to selling, general and administrative expenses. As a result, selling, general and administrative expenses as a percentage of net sales increased to 14.9% for the three months ended June 28, 2014 from 13.5% for the three months ended June 29, 2013. Other factors that contributed to the increase include higher short-term incentive compensation and other employee-related expenses, as well as increased selling, marketing and freight expenses. However, these costs were partially offset by lower stock-based compensation expense and amounts related to third-party fees and expenses.
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
Special charges for the three months ended June 28, 2014 were $24.3 million and consisted of the following components:

•	$12.4 million related to professional fees and other transaction costs associated with our acquisition of Providência

•	$7.1 million related to separation and severance expenses associated with our plant realignment cost initiatives

•	$4.5 million related to integration costs associated with our acquisition of Fiberweb

•	$0.2 million related to cost associated with our internal redesign and restructuring of global operations initiatives

•	$0.1 million related to other corporate initiatives
Special charges for the three months ended June 29, 2013 were $1.7 million and consisted of the following components:

•	$1.0 million related to separation and severance expenses associated with our plant realignment cost initiatives

•	$0.4 million related to cost associated with our internal redesign and restructuring of global operations initiatives

•	$0.3 million related to other corporate initiatives
The amounts included in Special charges, net have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.
Other Operating, net
For the three months ended June 28, 2014, other operating expense totaled $3.9 million, of which $4.7 million was associated with foreign currency losses. These losses were partially offset by $0.8 million related to other operating income. Other operating expense for the three months ended June 29, 2013 was $1.0 million. Amounts associated with foreign currency losses on operating assets and liabilities totaled $1.0 million. These losses were partially offset by $0.1 million of other operating income.
Other Income (Expense)
Interest expense for the three months ended June 28, 2014 and the three months ended June 29, 2013 was $31.7 million and $12.3 million, respectively. The increase primarily relates to interest expense and amortization of debt issuance costs associated with the Term Loans and the Senior Unsecured Notes, both of which were used to fund our recent acquisitions. Combined, we realized an additional $6.4 million of expense associated with changes to our debt structure as a result of the Fiberweb and Providência transactions. In addition, $10.7 million of debt issuance costs related to the Providência Acquisition were expensed as incurred during the quarter.
Foreign currency and other, net provided $10.0 million for the three months ended June 28, 2014. The main driver of the benefit related to the settlement of a foreign exchange forward contracts associated with the Providência Acquisition, which provided $8.0 million of income realized at the date of acquisition. In addition, we recognized $3.7 million association with the changes in fair value of a series of options related to the Mandatory Tender offer and the deferred portion of the purchase price. Other benefits included $3.2 million associated with foreign currency gains on non-operating assets and liabilities. However, these amounts were partially offset by $0.6 million of other non-operating expenses, primarily associated with factoring fees, as well as $4.3 million of expenses associated with Providência. For the three months ended June 29, 2013, foreign currency and other was an expense of $0.9 million. We incurred $0.5 million related to the release of a FIN 48 tax indemnification asset as well as $0.4 million of other non-operating expenses, primarily associated with factoring fees. In addition, amounts associated with foreign currency losses on non-operating assets and liabilities totaled less than $0.1 million.
Income Tax (Provision) Benefit
During the three months ended June 28, 2014, we recognized an income tax benefit of $5.4 million on consolidated pre-tax book loss from continuing operations of $29.2 million. During the three months ended June 29, 2013, we recognized income tax provision of $3.0 million on consolidated pre-tax book loss from continuing operations of $4.9 million. The combination of our income tax provision and our recorded loss from operations before income taxes resulted in a negative effective tax rate for the period. Our income tax expense in 2014 and 2013 is different than such expense determined at the U.S. federal statutory rate due to losses in certain jurisdictions for which no income tax benefits are anticipated, foreign withholding taxes for which tax credits are not anticipated, changes in the amounts recorded for tax uncertainties, foreign taxes calculated at statutory rates different than the U.S. federal statutory rate, and the application of intraperiod tax allocation rules.
Earnings Attributable to Noncontrolling Interests
Earnings attributable to noncontrolling interests for the three months ended June 28, 2014 was a loss of $2.3 million. Noncontrolling interests represent the minority partners' interest in the income or loss of consolidated subsidiaries which are not wholly-owned by us. Our acquisition of Providência represents a 71.25% controlling interest. As a result, we incurred $2.1 million related to the noncontrolling interest. In association with the acquisition of Fiberweb, the Company assumed control of Terram Geosynthetics Private Limited, a joint venture located in Gujarat, India in which we maintain a 65% controlling interest. As a result, we incurred $0.2 million related to the noncontrolling interest.
Six Months Ended June 28, 2014 Compared to the Six Months Ended June 29, 2013

The following table sets forth the period change for each category of the Statement of Comprehensive Income (Loss) for the six months ended June 28, 2014 as compared to the six months ended June 29, 2013, as well as each category as a percentage of net sales:

				Percentage of Net Sales for the Respective Period End
In thousands	Six Months Ended June 28, 2014	Six Months Ended June 29, 2013	Period Change Favorable (Unfavorable)	June 28, 2014	June 29, 2013
Net sales	$862,482	$578,620	$283,862	100.0%	100.0%
Cost of goods sold:
Raw materials	(464,012)	(316,834)	(147,178)	53.8%	54.8%
Labor	(49,766)	(36,374)	(13,392)	5.8%	6.3%
Overhead	(188,903)	(129,156)	(59,747)	21.9%	22.3%
Gross profit	159,801	96,256	63,545	18.5%	16.6%
Selling, general and administrative expenses	(120,907)	(73,713)	(47,194)	14.0%	12.7%
Special charges, net	(32,975)	(3,554)	(29,421)	3.8%	0.6%
Other operating, net	(4,924)	(1,304)	(3,620)	0.6%	0.2%
Operating income (loss)	995	17,685	(16,690)	0.1%	3.1%
Other income (expense):
Interest expense	(49,561)	(24,407)	(25,154)	5.7%	4.2%
Foreign currency and other, net	14,962	(2,320)	17,282	(1.7)%	0.4%
Income (loss) before income taxes	(33,604)	(9,042)	(24,562)	(3.9)%	(1.6)%
Income tax (provision) benefit	(313)	(5,091)	4,778	—%	0.9%
Net income (loss)	(33,917)	(14,133)	(19,784)	(3.9)%	(2.4)%
Less: Earnings attributable to noncontrolling interests	(2,293)	—	(2,293)	0.3%	—%
Net income (loss) attributable to Polymer Group, Inc.	$(31,624)	$(14,133)	$(17,491)	(3.7)%	(2.4)%
Net Sales
Net sales for the six months ended June 28, 2014 were $862.5 million, a $283.9 million increase compared with the six months ended June 29, 2013. A reconciliation presenting the components of the period change by each of our operating divisions is as follows:

	Nonwovens				Oriented Polymers	Total
In millions	Americas	Europe	Asia	Total
Prior period	$312.4	$151.2	$80.4	$544.0	$34.6	$578.6
Changes due to:
Volume	129.0	126.9	17.7	273.6	2.7	276.3
Price/product mix	7.5	(1.7)	(5.0)	0.8	0.3	1.1
Currency translation	—	6.7	0.6	7.3	(0.8)	6.5
Sub-total	136.5	131.9	13.3	281.7	2.2	283.9
End of period	$448.9	$283.1	$93.7	$825.7	$36.8	$862.5
Nonwovens Segments:
Net sales for the six months ended June 28, 2014 were $825.7 million, a $281.7 million increase compared with the six months ended June 29, 2013. The primary driver of the increase related to the contributions from both Fiberweb and Providência, which represented an incremental $254.3 million for the period. Volume and price improvements on comparable businesses also contributed to the increase. In addition, net sales increased $7.3 million as favorable foreign currency impacts resulted in the higher translation of sales generated in foreign jurisdictions.

For the six months ended June 28, 2014, volumes increased by $273.6 million compared with the six months ended June 29, 2013. The primary driver of the increase related to the contributions from Fiberweb, which represented an incremental $233.6 million for the period. In addition, our recent acquisition of Providência provided $20.7 million of net sales since the date of acquisition. Incremental volume growth of $17.7 million in Asia was driven by higher volumes sold in the hygiene and healthcare markets, both of which were supported by our recent capacity expansions. In Europe, results reflected the stabilization of underlying demand in each of our markets, which increased comparable net sales by $5.2 million. Volumes decreased $3.6 million on comparable net sales in the Americas, primarily driven by lower wipes and industrial markets sales as well as the timing of customer orders.
For the six months ended June 28, 2014, net selling prices increased $0.8 million compared with the six months ended June 29, 2013. The pricing increase was primarily driven by higher net selling prices of $7.5 million in the Americas. The pricing increase, which primarily resulted from our passing through higher raw material costs associated with index-based selling agreements and market-based pricing trends, were partially offset by lower selling prices of $1.7 million in Europe. In addition, product mix movements in Asia impacted net sales by $5.0 million. The decrease was a result of a larger proportion of current year sales in the hygiene market compared with more prior year sales in the healthcare market, which have higher average selling prices.
Oriented Polymers
Net sales for the six months ended June 28, 2014 were $36.8 million, a $2.2 million increase compared with the six months ended June 29, 2013. The increase was primarily driven by improved demand in the construction, industrial packaging and agriculture markets, which provided an incremental $2.7 million to net sales. In addition, higher net selling prices of $0.3 million resulted from our passing through higher raw material cost associated with index-based selling agreements and market-based pricing trends. However, unfavorable foreign currency impacts of $0.8 million resulted in lower translation of sales generated in foreign jurisdictions.
Gross Profit
Gross profit for the six months ended June 28, 2014 was $159.8 million, a $63.5 million increase compared with the six months ended June 29, 2013. The primary driver of the increase related to the contributions from Fiberweb, which represented an incremental $53.2 million for the period, including contributions associated with integration synergies. In addition, contributions from Providência were $5.5 million, including $3.2 million related to the non-recurring amortization expense of the inventory step-up established as a result of the acquisition. As a result, gross profit as a percentage of net sales for the six months ended June 28, 2014 increased to 18.5% from 16.6% for the six months ended June 29, 2013.
On a comparable basis, gross profit increased $4.8 million compared to the prior year. The increase in gross profit was primarily driven by volume increases in Asia associated with the benefits of additional capacity and improved manufacturing efficiencies. Combined with incremental volume in Europe, these increases more than offset slight volume reductions in the Americas. In addition, a $3.5 million reduction of our labor component of cost of goods sold reflects the positive benefits of our cost reduction initiatives. However, these amounts were partially offset by an increase in our overhead component of $5.5 million, primarily associated with manufacturing costs in the Americas and Europe and increased depreciation in Asia. We also experienced lower net spreads (the difference between the change in raw material costs and selling prices) of $7.2 million, primarily impacting Asia and Oriented Polymers.
Operating Income (Loss)
Operating income for the six months ended June 28, 2014 was $1.0 million, a $16.7 million decrease compared with the six months ended June 29, 2013. A reconciliation presenting the components of the period change by each of our operating divisions is as follows:

	Nonwovens
In millions	Americas	Europe	Asia	Total	Oriented Polymers	Corporate/ Other	Total
Prior period	$26.0	$6.7	$9.6	$42.3	$3.0	$(27.6)	$17.7
Changes due to:
Volume	20.4	5.3	6.1	31.8	0.8	—	32.6
Price/product mix	7.4	(1.8)	(5.0)	0.6	0.4	—	1.0
Raw material cost	(7.5)	0.6	(0.3)	(7.2)	(1.0)	—	(8.2)
Manufacturing costs	(0.4)	(0.7)	1.0	(0.1)	0.9	—	0.8
Currency translation	5.9	1.0	0.2	7.1	(0.2)	(5.1)	1.8
Depreciation and amortization	2.0	(0.3)	(2.8)	(1.1)	—	—	(1.1)
Purchase accounting	(10.1)	(0.4)	—	(10.5)	—	—	(10.5)
Special charges	—	—	—	—	—	(29.4)	(29.4)
All other	(2.7)	0.8	0.1	(1.8)	(0.8)	(1.1)	(3.7)
Sub-total	15.0	4.5	(0.7)	18.8	0.1	(35.6)	(16.7)
End of period	$41.0	$11.2	$8.9	$61.1	$3.1	$(63.2)	$1.0
The amounts for acquisition and integration expenses as well as special charges have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended June 28, 2014 were $120.9 million, a $47.2 million increase compared with the six months ended June 29, 2013. The increase was primarily related to the inclusion of Fiberweb, which added an incremental $39.5 million of costs for the period. In addition, expenses related to our recent acquisition of Providência added $7.7 million to selling, general and administrative expenses. As a result, selling, general and administrative expenses as a percentage of net sales increased to 14.0% for the six months ended June 28, 2014 from 12.7% for the six months ended June 29, 2013. Other factors that contributed to the increase include higher short-term incentive compensation and other employee-related expenses, as well as increased selling, marketing and freight expenses. However, these costs were offset by lower stock-based compensation expense and amounts related to third-party fees and expenses.
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
Special charges for the six months ended June 28, 2014 were $33.0 million and consisted of the following components:

•	$14.9 million related to professional fees and other transaction costs associated with our acquisition of Providência

•	$10.0 million related to separation and severance expenses associated with our plant realignment cost initiatives

•	$7.5 million related to professional fees and other transaction costs associated with our acquisition of Fiberweb

•	$0.4 million related to cost associated with our internal redesign and restructuring of global operations initiatives

•	$0.2 million related to other corporate initiatives
Special charges for the six months ended June 29, 2013 were $3.5 million and consisted of the following components:

•	$1.9 million related to cost associated with our internal redesign and restructuring of global operations initiatives

•	$1.1 million related to separation and severance expenses associated with our plant realignment cost initiatives

•	$0.5 million related to other corporate initiatives

The amounts included in Special charges, net have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.
Other Operating, net
For the six months ended June 28, 2014, other operating expense totaled $4.9 million, of which $6.6 million was associated with foreign currency losses. These losses were partially offset by $1.7 million related to other operating income. Other operating expense for the six months ended June 29, 2013 was $1.3 million. Amounts associated with foreign currency losses on operating assets and liabilities totaled $1.4 million. These losses were partially offset by $0.1 million of other operating income.
Other Income (Expense)
Interest expense for the six months ended June 28, 2014 and the six months ended June 29, 2013 was $49.6 million and $24.4 million, respectively. The increase primarily relates to interest expense and amortization of debt issuance costs associated with the Term Loans and the Senior Unsecured Notes, both of which were used to fund our recent acquisitions. Combined, we realized an additional $11.0 million of expense associated with changes to our debt structure as a result of the Fiberweb and Providência transactions. In addition, $10.7 million of debt issuance costs related to the Providência Acquisition were expensed as incurred during the quarter.
Foreign currency and other, net provided $15.0 million for the six months ended June 28, 2014. The main driver of the benefit related to the settlement of a foreign exchange forward contracts associated with the Providência Acquisition, which provided $18.9 million of income realized at the date of acquisition. In addition, we recognized $3.5 million association with the changes in fair value of a series options related to the Mandatory Tender offer and the deferred portion of the purchase price. These amounts were partially offset by $2.1 million associated with foreign currency losses on non-operating assets and liabilities as well as $1.0 million of other non-operating expenses, primarily associated with factoring fees, as well as $4.3 million of expenses associated with Providência. For the six months ended June 29, 2013, foreign currency and other was an expense of $2.3 million. Amounts associated with foreign currency losses on non-operating assets and liabilities totaled $1.0 million. In addition, we incurred $0.8 million of other non-operating expenses, primarily associated with factoring fees as well as $0.5 million related to the release of a FIN 48 tax indemnification asset.
Income Tax (Provision) Benefit
During the six months ended June 28, 2014, we recognized an income tax provision of $0.3 million on consolidated pre-tax book loss from continuing operations of $33.6 million. During the six months ended June 29, 2013, we recognized income tax provision of $5.1 million on consolidated pre-tax book loss from continuing operations of $9.0 million. The combination of our income tax provision and our recorded loss from operations before income taxes resulted in a negative effective tax rate for the period. Our income tax expense in 2014 and 2013 is different than such expense determined at the U.S. federal statutory rate due to losses in certain jurisdictions for which no income tax benefits are anticipated, foreign withholding taxes for which tax credits are not anticipated, changes in the amounts recorded for tax uncertainties, foreign taxes calculated at statutory rates different than the U.S. federal statutory rate, and the application of intraperiod tax allocation rules.
Earnings Attributable to Noncontrolling Interests
Earnings attributable to noncontrolling interests for the six months ended June 28, 2014 was a loss of $2.3 million. Noncontrolling interests represent the minority partners' interest in the income or loss of consolidated subsidiaries which are not wholly-owned by us. Our acquisition of Providência represents a 71.25% controlling interest. As a result, we incurred $2.1 million related to the noncontrolling interest. In association with the acquisition of Fiberweb, the Company assumed control of Terram Geosynthetics Private Limited, a joint venture located in Gujarat, India in which we maintain a 65% controlling interest. As a result, we incurred $0.2 million related to the noncontrolling interest.
Liquidity and Capital Resources
The following table contains several key indicators to measure our financial condition and liquidity:

In millions	June 28, 2014	December 28, 2013
Balance Sheet Data:
Cash and cash equivalents	$211.2	$86.1
Operating working capital (1)	117.3	43.5
Total assets	2,242.7	1,457.0
Total debt	1,498.9	896.7
Total Polymer Group Inc. shareholders’ equity	132.5	157.7
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
On January 28, 2011, pursuant to an Agreement and Plan of Merger, dated as of October 4, 2010, we were acquired by affiliates of Blackstone along with certain members of the Company's management for an aggregate purchase price of $403.5 million. We are highly leveraged and our liquidity requirements are significant, primarily due to our debt service requirements. Cash interest payments for the six months ended June 28, 2014 were $34.1 million. We had $211.2 million of cash and cash equivalents on hand and an additional $44.7 million of availability under our ABL Facility as of June 28, 2014, none of which were outstanding at the balance sheet date. The availability under our ABL Facility is determined in accordance with a borrowing base which can decline due to various factors.
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
At June 28, 2014, we had $211.2 million of cash and cash equivalents on hand, of which $89.4 million was held by subsidiaries outside of the U.S., the majority of which was available for repatriation through various intercompany arrangements. In addition, our U.S. legal entities in the past have also borrowed cash, on a temporary basis, from our foreign subsidiaries to meet U.S. obligations via short-term intercompany loans. Our U.S. legal entities may in the future borrow from our foreign subsidiaries.
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
Cash Flows
The following table sets forth the major categories of cash flows:

In millions	Six Months Ended June 28, 2014	Six Months Ended June 29, 2013
Cash Flow Data:
Net cash provided by (used in) operating activities	$10.0	$(1.6)
Net cash provided by (used in) investing activities	(389.9)	(26.6)
Net cash provided by (used in) financing activities	505.5	11.0
Total	$125.6	$(17.2)
Operating Activities
Net cash provided by operating activities for the six months ended June 28, 2014 was $10.0 million, of which net income provided $27.3 million after adjusting for non-cash transactions and working capital requirements used $26.1 million. The primary driver of the working capital outflow related to a $12.0 million increase in accounts receivable, which resulted from increased sales during the period as well as from our passing through higher raw material costs associated with index-based selling agreements and market-based pricing trends. Days sales outstanding remained at 44 days at June 28, 2014 as compared to year end. Inventory increased $6.6 million as a result of the higher average purchase price of raw materials. Inventory on hand was 43 days at June 28, 2014. Other current assets increased $6.1 million (after a $12.8 million adjustment for the non-cash impact of the Providência Contracts) primarily due to the timing of prepaid items as well as the timing of payments from our factoring agents. In addition, accounts payables and accrued expenses increased $1.5 million. Trade accounts payable were impacted by the timing of supplier payments while accrued expenses were impacted by the timing of vendor payments, restructuring programs and employee-related expenses. As a result, accounts payable days increased to 87 days at June 28, 2014 from 84 days at year end. The Company continues to focus on working capital management, however, increases in accounts receivable and inventory reflect the impact of higher raw material prices and their associated lag on selling prices.
Net cash used in operating activities for the six months ended June 29, 2013 was $1.6 million, of which net income provided $22.2 million after adjusting for non-cash transactions and working capital requirements used $16.4 million. The primary driver of the working capital outflow related to a $13.8 million increase in accounts receivable, which resulted from our passing through higher raw material costs associated with index-based selling agreements and market-based pricing trends. At June 29, 2013, days sales outstanding was 45 days. In addition, inventory increased $3.8 million, primarily a result of the higher overall purchase price of raw materials during previous periods. Inventory on hand was 37 days. A portion of the increase to these two components was due to the installation and ramp up of our hygiene manufacturing line in May 2013. Other current assets increased $6.5 million primarily due to the timing of prepaid items as well as the timing of payments from our factoring agents. These amounts were partially offset by an increase in accounts payable and accruals, which provided $7.7 million. Trade accounts payable were impacted by the timing of supplier payments, which more than offset lower raw material costs. Accrued expenses were impacted by the timing of vendor payments, partially offset by cash payments for our restructuring programs. As a result, accounts payable days were 80 days at June 29, 2013. Working capital improved $6.7 million during the second quarter of 2013, as we continue to focus on working capital management. However, increase in accounts receivable and inventory reflect the impact of higher raw material prices and their associated lag on selling prices.
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
Investing Activities
Net cash used in investing activities for the six months ended June 28, 2014 was $389.9 million. The primary driver of the outflow related to the Providência Acquisition, where we acquired Providência for an aggregate purchase price of $424.6 million, of which $356.0 was cash consideration, net of cash acquired. Property, plant and equipment expenditures totaled $33.8 million and related to machinery and equipment upgrades that extend the useful life and/or increased the functionality of the asset as well as other various projects. Net cash used in investing activities for the six months ended June 29, 2013 was $26.6 million. The main driver related of the outflow related to $26.5 million of total property, plant and equipment expenditures, primarily associated with our manufacturing expansion project in China. In addition, other items included in our capital expenditures relates to machinery and equipment upgrades that extend the useful life and/or increased the functionality of the asset.
Financing Activities
Net cash provided by financing activities for the six months ended June 28, 2014 was $505.5 million. The primary driver of the inflow related to the $310.0 million of proceeds from borrowings under an incremental term loan amendment to our existing Senior Secured Credit Agreement as well as the proceeds from the issuance of $210.0 million of 6.875% Senior Unsecured Notes. These amounts were used to fund the Providência Acquisition. Other borrowings totaled $20.6 million and primarily related to short-term credit facilities used to finance various liquidity requirements, including insurance premium payments and short-term working capital needs. These amounts were partially offset by repayments of $13.7 million and $21.3 million of debt issuance costs. Net cash provided by financing activities for the six months ended June 29, 2013 was $11.0 million. Proceeds from borrowings totaled $16.1 million and primarily related to our credit facility in China funding our manufacturing expansion project in China. Other proceeds were related to short-term facilities. These amounts were partially offset by repayments of $4.9 million.
Indebtedness
The following table summarizes our outstanding debt at June 28, 2014:

In thousands	Currency	Matures	Interest Rate	Outstanding Balance
Term Loans	USD	2018	5.25%	$602,949
Senior Secured Notes	USD	2019	7.75%	560,000
Senior Unsecured Notes	USD	2019	6.875%	210,000
ABL Facility	USD	2016	—	—
Argentina credit facilities:
Nacion Facility	USD	2016	3.13%	6,675
Galicia Facility	ARS	2016	15.25%	2,459
China Credit Facility	USD	2015	5.43%	22,920
Brazil export credit facilities:
Itaú Facility ($)	USD	2018	4.85%	43,266
Itaú Facility (R$)	BRL	2016	8.00%	23,292
Recovery Zone Facility Bonds	USD	2030	0.15%	9,099
India Loans	INR	2017	14.70%	3,106
Capital lease obligations	Various	2014-2018	Various	1,056
Total long-term debt including current maturities				1,484,822
Short-term borrowings	Various	2014	Various	14,070
Total debt				$1,498,892

Term Loans
On December 19, 2013, we entered into a Senior Secured Credit Agreement (the loans thereunder, the "Term Loans") with a maturity date upon the earlier of (i) December 19, 2019 and (ii) the 91st day prior to the scheduled maturity of our 7.75% Senior Secured Notes; provided that on such 91st day, such 7.75% Senior Secured Notes has an aggregate principal amount in excess of $150.0 million. The Term Loans provide for a commitment by the lenders to make secured term loans in an aggregate amount not to exceed $295.0 million, the proceeds of which were used to partially repay amounts outstanding under the Senior Secured Bridge Credit Agreement and the Senior Unsecured Bridge Credit Agreement.
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
On June 10, 2014, we entered into an incremental term loan amendment (the "Incremental Amendment") to the existing Senior Secured Credit Agreement in which we obtained $415.0 million of commitments for incremental term loans from the existing lenders. Pursuant to the Incremental Amendment, we borrowed $310.0 million, the proceeds of which were used to fund a portion of the consideration paid for the Providência Acquisition. The remaining commitments are available for borrowing until December 31, 2014, the proceeds of which will be used to repay existing indebtedness. Terms of the Incremental Amendment are substantially identical to the terms of the Term Loans. On July 23, 2014, we borrowed an additional $68.0 million to fund, in part, the redemption of $56.0 million of Senior Secured Notes.
The Term Loans are secured (i) together with the Tranche 2 loans, on a first-priority lien basis by substantially all of the assets of ours, and any existing and future subsidiary guarantors (other than collateral securing the ABL Facility on a first-priority basis), including all of the capital stock of ours and each restricted subsidiary (which, in the case of foreign subsidiaries, will be limited to 65% of the capital stock of each first-tier foreign subsidiary) and (ii) on a second-priority basis by the collateral securing the ABL Facility, in each case, subject to certain exceptions and permitted liens. We may voluntarily repay outstanding loans at any time without premium or penalty, other than a prepayment on voluntary prepayments of Term Loans in connection with a repricing transaction on or prior to the date that is six months after the closing date of the Incremental Amendment and customary "breakage" costs with respect to LIBOR loans.
The agreement governing the Term Loans, among other restrictions, limits our ability and the ability of its restricted subsidiaries to: (i) incur or guarantee additional debt or issue disqualified stock or preferred stock; (ii) pay dividends and make other distributions on, or redeem or repurchase, capital stock; (iii) make certain investments; (iv) repurchase stock; (v) incur certain liens; (vi) enter into transactions with affiliates; (vii) merge or consolidate; (viii) enter into agreements that restrict the ability of subsidiaries to make dividends or other payments to Polymer Group Inc.; (ix) designate restricted subsidiaries as unrestricted subsidiaries; and (x) transfer or sell assets. In addition, the Term Loans contain certain customary representations and warranties, affirmative covenants and events of default.
Under the credit agreement governing the Term Loans, our ability to engage in activities such as incurring additional indebtedness, making investments, refinancing certain indebtedness, paying dividends and entering into certain merger transactions is governed, in part, by our ability to satisfy tests based on Adjusted EBITDA (defined as Consolidated EBITDA in the credit agreement governing the Terms Loans).

Senior Secured Notes
In connection with the Merger, we issued $560.0 million of 7.75% Senior Secured Notes due 2019 on January 28, 2011. The notes are fully and unconditionally guaranteed, jointly and severally on a senior secured basis, by each of the Polymer Group's wholly-owned domestic subsidiaries. Interest on the notes is paid semi-annually on February 1 and August 1 of each year. On July 23, 2014, we redeemed $56.0 million aggregate principal amount at a redemption price of 103% plus any accrued and unpaid interest, to, but excluding, July 23, 2014. The redemption amount was funded by proceeds from the Incremental Amendment.
The indenture governing the Senior Secured Notes limits, subject to certain exceptions, the ability of us and our restricted subsidiaries to: (i) incur or guarantee additional debt or issue disqualified stock or preferred stock; (ii) pay dividends and make other distributions on, or redeem or repurchase, capital stock; (iii) make certain investments; (iv) incur certain liens; (v) enter into transactions with affiliates; (vi) merge or consolidate; (vii) enter into agreements that restrict the ability of subsidiaries to make dividends or other payments to Polymer Group, Inc.; (viii) designate restricted subsidiaries as unrestricted subsidiaries; and (ix) transfer or sell assets. It does not limit the activities of the parent or the amount of additional indebtedness that Parent or its parent entities may incur. In addition, it also provides for specified events of default, which, if any of them occurs, would permit or require the principal of and accrued interest on the Senior Secured Notes to become or to be declared due and payable.
Under the indenture governing the Senior Secured Notes, our ability to engage in certain activities such as incurring additional indebtedness, making investments, refinancing certain indebtedness, paying dividends and entering into certain merger transactions is governed, in part, by our ability to satisfy tests based on Adjusted EBITDA (defined as EBITDA in the indenture governing the Senior Secured Notes).
Senior Unsecured Notes
In connection with the Providência Acquisition, we issued $210.0 million of 6.875% Senior Unsecured Notes due 2019 on June 11, 2014. The notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by each of the Polymer Group's wholly-owned domestic subsidiaries. Interest on the notes is paid semi-annually on June 1 and December 1 of each year.

The indenture governing the Senior Unsecured Notes limits, subject to certain exceptions, the ability of us and our restricted subsidiaries to: (i) incur or guarantee additional debt or issue disqualified stock or preferred stock; (ii) pay dividends and make other distributions on, or redeem or repurchase, capital stock; (iii) make certain investments; (iv) incur certain liens; (v) enter into transactions with affiliates; (vi) merge or consolidate; (vii) enter into agreements that restrict the ability of subsidiaries to make dividends or other payments to Polymer Group, Inc.; (viii) designate restricted subsidiaries as unrestricted subsidiaries; and (iv) transfer or sell assets. It does not limit the activities of the Parent or the amount of additional indebtedness that Parent or its parent entities may incur. In addition, it also provides for specified events of default which, if any occurs, would permit or require the principal of and accrued interest on the Senior Unsecured Notes to become or to be declared due and payable.
Under the indenture governing the Senior Unsecured Notes, our ability to engage in certain activities such as incurring additional indebtedness, making investments, refinancing certain indebtedness, paying dividends and entering into certain merger transactions is governed, in part, by our ability to satisfy tests based on Adjusted EBITDA (defined as EBITDA in the indenture governing the Senior Unsecured Notes).
ABL Facility
On January 28, 2011, we entered into a senior secured asset-based revolving credit facility which was amended and restated on October 5, 2012 (the "ABL Facility") to provide for borrowings not to exceed $50.0 million, subject to borrowing base availability. The ABL Facility provides borrowing capacity available for letters of credit and borrowings on a same-day basis and is comprised of (i) a revolving tranche of up to $42.5 million (“Tranche 1”) and (ii) a first-in, last out revolving tranche of up to $7.5 million (“Tranche 2”). Provided that no default or event of default was then existing or would arise therefrom, we had the option to request that the ABL Facility be increased by an amount not to exceed $20.0 million. The facility matures on October 5, 2017.
On November 26, 2013, we entered into an amendment to the ABL Facility which increased the Tranche 1 revolving credit commitments by $30.0 million (for a total aggregate revolving credit commitment of $80.0 million) as well as made certain other changes to the agreement. In addition, we increased the amount by which we can request that the ABL Facility be increased at our option to an amount not to exceed $75.0 million. The effectiveness of the amendment was subject to the satisfaction of certain specified closing conditions by no later than January 31, 2014, all of which were satisfied prior to such date.
Based on current average excess availability, the borrowings under the ABL Facility will bear interest at a rate per annum equal to, at our option, either (A) British Bankers Association LIBOR Rate (“LIBOR”) (adjusted for statutory reserve requirements) plus a margin of (i) 2.00% in the case of Tranche 1 or (ii) 4.00% in the case of Tranche 2; or (B) the higher of (a) the rate of interest in effect for such day as publicly announced from time to time by Citibank, N.A. as its "prime rate" and (b) the federal funds effective rate plus ½ of 1.0% (“ABR”) plus a margin of (x) 1.00% in the case of Tranche 1 or (y) 3.00% in the case of the Tranche 2. As of June 28, 2014, the Company had no outstanding borrowings under the ABL Facility. The borrowing base availability was $57.9 million, however, outstanding letters of credit in the aggregate amount of $13.2 million left $44.7 million available for additional borrowings. The aforementioned letters of credit were primarily provided to certain administrative service providers and financial institutions. None of these letters of credit had been drawn on as of June 28, 2014.
The ABL Facility contains certain restrictions which limit our ability and the ability of its restricted subsidiaries to: (i) incur or guarantee additional debt; (ii) pay dividends and make other distributions on, or redeem or repurchase, capital stock; (iii) make certain investments; (iv) repurchase stock; (v) incur certain liens; (vi) enter into transactions with affiliates; (vii) merge or consolidate or other fundamental changes; (viii) enter into agreements that restrict the ability of subsidiaries to make dividends or other payments; (ix) designate restricted subsidiaries as unrestricted subsidiaries; (x) transfer or sell assets and (xi) prepay junior financing or other restricted debt. In addition, it contains certain customary representations and warranties, affirmative covenants and events of default. If such an event of default occurs, the lenders under the ABL Facility would be entitled to take various actions, including the acceleration of amounts due under the ABL Facility and all actions permitted to be taken by a secured creditor.
Under the credit agreement governing the ABL Facility, our ability to engage in activities such as incurring additional indebtedness, making investments, refinancing certain indebtedness, paying dividends and entering into certain merger transactions is governed, in part by, our ability to satisfy tests based on Adjusted EBITDA (defined as Consolidated EBITDA in the credit agreement governing the ABL Facility).
Nacion Facility
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
In connection with the Merger, we repaid and terminated the Argentine peso-denominated loans. In addition, the U.S. dollar-denominated loan was adjusted to reflect its fair value as of the date of the Merger. As a result, we recorded a contra-liability in Long-term debt and will amortize the balance over the remaining life of the facility. At June 28, 2014, the face amount of the outstanding indebtedness under the U.S. dollar-denominated loan was $6.9 million, with a carrying amount of $6.7 million and a weighted average interest rate of 3.13%.
Galicia Facility
On September 27, 2013, our subsidiary in Argentina entered into an arrangement with a banking institution in Argentina in order to partially finance the upgrade of a manufacturing line at its facility located near Buenos Aires, Argentina. The maximum borrowings available under the facility, excluding any interest added to principal, is 20.0 million Argentine pesos (approximately $3.5 million). The three-year term of the agreement began with the date of the first draw down on the facility, which occurred in the third quarter of 2013, with payments required in twenty-five equal monthly installments beginning after one year. Borrowings will bear interest at 15.25%. As of June 28, 2014, the outstanding balance under the facility was $2.5 million. The remainder of the upgrade is expected to be financed by existing cash balances and cash generated from operations.
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
The maximum borrowings available under the facility, excluding any interest added to principal, were $25.0 million. At December 28, 2013, the outstanding balance under the Hygiene Facility was $24.9 million with a weighted-average interest rate of 5.46%. We repaid $2.0 million of the principal balance during the first quarter of 2014 using a combination of existing cash balances and cash generated from operations. As a result, the outstanding balance under the Hygiene Facility was $22.9 million at June 28, 2014 with a weighted average interest rate of 5.43%.
Brazil Export Credit Facilities
As a result of the acquisition of Providência, we assumed a U.S. dollar-denominated export credit facility with Itaú Unibanco S.A., pursuant to which Providência borrowed $52.4 million in the third quarter of 2011 for the purpose of financing certain export transaction from Brazil. Borrowings bear interest at 4.85% per annum, payable semi-annually. Principal payments are due in 11 equal installments, beginning in September 2013 and ending at final maturity in September 2018. The facility is secured by interests in the receivables related to the exports financed by the facility. At June 28, 2014, outstanding borrowings under the facility totaled $43.3 million, which we expect to pay by the end of 2014.
As a result of the acquisition of Providência, we assumed a Brazilian real-denominated export credit facility with Itaú Unibanco S.A., pursuant to which Providência borrowed R$50.0 million in the first quarter of 2013 for the purpose of financing certain export transactions from Brazil. Borrowings bear interest at 8.0% per annum, payable quarterly. The facility matures in February 2016 and is unsecured. At June 28, 2014, outstanding borrowings under the facility totaled $23.3 million.
Recovery Zone Facility Bonds
As a result of the acquisition of Providência, we assumed a loan agreement in connection with the issuance of a like amount of recovery zone facility bonds by the Iredell County Industrial Facilities and Pollution Control Financing Authority. The proceeds of $9.1 million were used to finance, in part, the construction of a manufacturing facility in Statesville, North Carolina. The borrowings bear interest at a floating rate, which is reset weakly, and are supported by a letter of credit. At June 28, 2014, outstanding borrowings under the loan agreement total $9.1 million, which we repaid during the third quarter of 2014.
India Indebtedness

As a result of the acquisition of Fiberweb, we assumed control of Terram Geosynthetics Private Limited, a joint venture located in Mundra, India in which we maintain a 65% controlling interest. As part of the net assets acquired, we assumed $3.8 million of debt (including short-term borrowings) that was entered into with a banking institution in India. Amounts outstanding primarily relate to a 14.70% term loan, due in 2017, used to purchase fixed assets. Other amounts relate to a short-term credit facility used to finance working capital requirements (included in Short-term borrowings in the Consolidated Balance Sheets) and an existing automobile loan. Combined, the outstanding balances totaled $3.9 million at June 28, 2014.
Other Indebtedness
We periodically enter into short-term credit facilities in order to finance various liquidity requirements, including insurance premium payments and short-term working capital needs. At June 28, 2014 and December 28, 2013, outstanding amounts related to such facilities were $13.3 million and $0.4 million, respectively. Borrowings under these facilities are included in Short-term borrowings in the Consolidated Balance Sheets.
We also have documentary letters of credit not associated with the ABL Facility or the Hygiene Facility. These letters of credit were primarily provided to certain raw material vendors and amounted to $13.6 million and $8.5 million at June 28, 2014 and December 28, 2013, respectively. None of these letters of credit have been drawn on.
Factoring Agreements
In the ordinary course of business, we may utilize accounts receivable factoring arrangements with third-party financial institutions in order to accelerate its cash collections from product sales. These arrangements involve the ownership transfer of eligible U.S. and non-U.S. trade accounts receivable, without recourse or discount, to a third party financial institution in exchange for cash. The maximum amount of outstanding advances at any one time is $20.0 million under the U.S. based program and $79.9 million under the non-U.S. based program. At June 28, 2014 , the net amount of trade accounts receivable sold to third-party financial institutions, and therefore excluded from our accounts receivable balance, was $80.7 million. Amounts due from the third-party financial institutions were $10.9 million at June 28, 2014 . In the future, we may increase the sale of receivables or enter into additional factoring agreements.
Covenant Compliance; Reconciliation of Non-GAAP Financial Measures
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
The following table shows a reconciliation of Adjusted EBITDA from the most directly comparable GAAP measure, Net income (loss) attributable to Polymer Group, Inc., in order to show the differences in these measures of operating performance:

In thousands	Three Months Ended June 28, 2014	Three Months Ended June 29, 2013	Six Months Ended June 28, 2014	Six Months Ended June 29, 2013
Net income (loss) attributable to Polymer Group, Inc.	$(21,569)	$(7,906)	$(31,624)	$(14,133)
Net income attributable to noncontrolling interest	(2,277)	—	(2,293)	—
Interest expense, net	31,655	12,323	49,561	24,407
Income and franchise tax	(5,284)	3,128	598	5,249
Depreciation & amortization (a)	27,513	16,667	51,768	32,212
Purchase accounting adjustments(b)	3,366	—	5,804	—
Non-cash compensation (c)	504	2,701	1,065	2,937
Special charges, net (d)	24,264	1,750	32,975	3,554
Foreign currency and other non-operating, net (e)	(5,347)	1,914	(8,380)	3,754
Severance and relocation expenses (f)	972	2,997	2,020	3,242
Unusual or non-recurring charges, net	627	192	627	292
Business optimization expense (g)	71	75	133	125
Management, monitoring and advisory fees (h)	830	870	1,675	2,025
Adjusted EBITDA	$55,325	$34,711	$103,929	$63,664

(a)	Excludes amortization of loan acquisition costs that are included in interest expense.

(b)	Reflects adjustments to inventory related to the step-up in value pursuant to GAAP resulting from the application of purchase accounting in relation to the acquisition of Fiberweb and Providência.

(c)	Reflects non-cash compensation costs related to employee and director restricted stock, restricted stock units and stock options.

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
Recent Accounting Standards
In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which creates a comprehensive, five-step model for revenue recognition that requires a company to recognize revenue to depict the transfer of promised goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Under the new guidance, a company will be required to use more judgment and make more estimates when considering contract terms as well as relevant facts and circumstances when identifying performance obligations, estimating the amount of variable consideration in the transaction price and allocating the transaction price to each separate performance obligation. In addition, ASU 2014-09 enhances disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively and improves guidance for multiple-element arrangements. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016 and allows for either full retrospective or modified retrospective adoption. Early application is not permitted. We are currently evaluating the impact of adopting ASU 2014-09 on our financial results.
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
Management believes there have been no significant changes during the quarter ended June 28, 2014, to the items that we disclosed as our critical accounting policies and estimates in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 28, 2013.
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
The majority of our long-term financing consists of our $560.0 million of 7.75% fixed-rate, Senior Secured Notes due 2019 and $210 million of 6.875% fixed-rate, Senior Unsecured Notes due 2019. However, the remaining portion of our indebtedness, including the Term Loans, do have variable interest rates, for which we have not hedged the risks attributable to fluctuations in interest rates. Hypothetically, a 1% change in the interest rate affecting our outstanding variable interest rate subsidiary indebtedness, as of June 28, 2014, would change our interest expense by approximately $6.5 million.
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
On January 27, 2014, we entered into a series of financial instruments with a third-party financial institution used to minimize foreign exchange risk on the future consideration to be paid for the Providência Acquisition and the Mandatory Tender Offer. Each contract allows us to purchase a fixed amounts of Brazilian Reais (R$) in the future at specified U.S. Dollar rates, coinciding with either the Providência Acquisition or the Mandatory Tender Offer. At June 28, 2014, the remaining financial instruments relate to a series of options that expire between 1 and 5 years associated with the Mandatory Tender Offer and the deferred portion of the consideration paid for the Providência Acquisition. In addition, we assumed a variety of derivative instruments in the Providência Acquisition used to reduce the exposure to fluctuations in interest rates and foreign currencies. These financial instruments include an interest rate swap, forward foreign exchange contracts and call option contracts.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the three months ended June 28, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
Iran Related Disclosure
Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities during the period covered by the report and hereby incorporate by reference Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to Blackstone by certain of its affiliates, which may be considered to be our affiliates. We are not presently aware that we have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the three months ended June 28, 2014. Except as described in Exhibit 99.1, we are not presently aware of any such reportable transactions or dealings by other such companies. We have no involvement in or control over the activities of these companies, any of their respective predecessor companies or any of their subsidiaries, and we have not independently verified or participated in the preparation of any of their disclosures.

ITEM 6. EXHIBITS
(a) Exhibits
Exhibits required in connection with this Quarterly Report on Form 10-Q are listed below:

Exhibit No.	Description
4.1
Indenture, dated as of June 11, 2014, among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed June 11, 2014).

4.2
Registration Rights Agreement, dated as of June 11, 2014, among the Company, the guarantors named therein and Citigroup Global Markets Inc., Barclays Capital Inc., RBC Capital Markets, LLC and HSBC Securities (USA) Inc (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed June 11, 2014).

10.1
Incremental Amendment No.1, dated as of June 10, 2014, to the Credit Agreement dated as of December 19, 2013, among the Company, Scorpio Acquisition Corporation, Citicorp North America, Inc., as administrative agent, and other agents listed therein and each lender from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 11, 2014).

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statement of Comprehensive Income (Loss); (iii) Consolidated Statements of Changes in Stockholders' Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLYMER GROUP, INC.
(Registrant)

Date:	August 11, 2014	By:	/s/ J. Joel Hackney, Jr.
J. Joel Hackney, Jr.
President and Chief Executive Officer and Director (Principal Executive Officer)

Date:	August 11, 2014	By:	/s/ Dennis E. Norman
Dennis E. Norman
Executive Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer)

Date:	August 11, 2014	By:	/s/ James L. Anderson
James L. Anderson
Vice President & Chief Accounting Officer (Principal Accounting Officer)