Form 10-Q
period 2014-09-27
POLYMER GROUP INC
filed 2014-11-12
CIK 927417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2014
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☑ *

* The registrant is a voluntary filer of reports required to be filed by certain companies under Section 13 or 15(d) of the Securities Exchange Act of 1934 and has filed all reports that would have been required to have been filed by the registrant during the preceding 12 months had it been subject to such filing requirements during the entirety of such period.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
Number of common shares outstanding at November 7, 2014: 1,000. There is no public trading of the registrant's common shares.

POLYMER GROUP, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
POLYMER GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

In thousands, except share data	September 27, 2014	December 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$182,683	$86,064
Accounts receivable, net	262,074	194,827
Inventories, net	182,205	156,074
Deferred income taxes	9,672	2,318
Other current assets	88,949	59,096
Total current assets	725,583	498,379
Property, plant and equipment, net of accumulated depreciation of $223,653 and $175,159, respectively	989,389	652,780
Goodwill	201,987	115,328
Intangible assets, net	171,753	169,399
Deferred income taxes	3,621	2,582
Other noncurrent assets	35,283	26,052
Total assets	$2,127,616	$1,464,520
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$15,802	$2,472
Accounts payable and accrued liabilities	311,340	307,731
Income taxes payable	471	3,613
Deferred income taxes	1,008	1,342
Current portion of long-term debt	35,447	13,797
Total current liabilities	364,068	328,955
Long-term debt	1,440,130	880,399
Deferred consideration	44,791	—
Deferred income taxes	77,026	33,236
Other noncurrent liabilities	62,258	62,191
Total liabilities	1,988,273	1,304,781
Commitments and contingencies
Shareholders’ equity:
Common stock — 1,000 shares issued and outstanding	—	—
Additional paid-in capital	298,164	294,144
Retained earnings (deficit)	(211,514)	(127,142)
Accumulated other comprehensive income (loss)	(37,146)	(8,106)
Total Polymer Group, Inc. shareholders' equity	49,504	158,896
Noncontrolling interests	89,839	843
Total equity	139,343	159,739
Total liabilities and equity	$2,127,616	$1,464,520
See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

In thousands	Three Months Ended September 27, 2014	Three Months Ended September 28, 2013	Nine Months Ended September 27, 2014	Nine Months Ended September 28, 2013
Net sales	$498,013	$288,979	$1,360,495	$867,599
Cost of goods sold	(417,521)	(240,779)	(1,118,952)	(723,143)
Gross profit	80,492	48,200	241,543	144,456
Selling, general and administrative expenses	(65,796)	(33,463)	(185,499)	(107,176)
Special charges, net	(14,893)	(7,093)	(47,868)	(10,647)
Other operating, net	2,266	(671)	(2,658)	(1,975)
Operating income (loss)	2,069	6,973	5,518	24,658
Other income (expense):
Interest expense	(28,782)	(13,185)	(67,605)	(37,592)
Debt modification and extinguishment costs	(4,987)	—	(15,725)	—
Foreign currency and other, net	(26,588)	2,298	(11,626)	(22)
Income (loss) before income taxes	(58,288)	(3,914)	(89,438)	(12,956)
Income tax (provision) benefit	1,137	(4,353)	850	(9,444)
Net income (loss)	(57,151)	(8,267)	(88,588)	(22,400)
Less: Earnings attributable to noncontrolling interests	(1,923)	—	(4,216)	—
Net income (loss) attributable to Polymer Group, Inc.	$(55,228)	$(8,267)	$(84,372)	$(22,400)

Other comprehensive income (loss):
Currency translation, net of tax	$(32,511)	$4,932	$(28,818)	$3,560
Employee postretirement benefits, net of tax	—	63	—	188
Other comprehensive income (loss)	(32,511)	4,995	(28,818)	3,748
Comprehensive income (loss)	(89,662)	(3,272)	(117,406)	(18,652)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(1,704)	—	(3,994)	—
Comprehensive income (loss) attributable to Polymer Group, Inc.	$(87,958)	$(3,272)	$(113,412)	$(18,652)
See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

In thousands	Polymer Group, Inc. Shareholders' Equity
	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Polymer Group, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance — December 28, 2013	1	$—	$294,144	$(127,142)	$(8,106)	$158,896	$843	$159,739
Issuance of stock	—	—	750	—	—	750	—	750
Common stock call option reclass	—	—	1,702	—	—	1,702	—	1,702
Net income (loss)	—	—	—	(84,372)	—	(84,372)	(4,216)	(88,588)
Acquisition of noncontrolling interest	—	—	—	—	—	—	92,990	92,990
Share-based compensation	—	—	1,568	—	—	1,568	—	1,568
Currency translation, net of tax	—	—	—	—	(29,040)	(29,040)	222	(28,818)
Balance — September 27, 2014	1	$—	$298,164	$(211,514)	$(37,146)	$49,504	$89,839	$139,343
See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

In thousands	Nine Months Ended September 27, 2014	Nine Months Ended September 28, 2013
Operating activities:
Net income (loss)	$(88,588)	$(22,400)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Debt modification charges	11,670	—
Deferred income taxes	(1,154)	(321)
Depreciation and amortization expense	88,288	51,642
Asset impairment charge	6,851	—
Inventory step-up	7,279	—
Accretion of deferred consideration	1,355	—
(Gain) loss on financial instruments	(6,912)	(3,450)
(Gain) loss on sale of assets, net	159	198
Non-cash compensation	1,569	3,456
Changes in operating assets and liabilities:
Accounts receivable	(21,978)	(12,527)
Inventories	(6,677)	(7,489)
Other current assets	(1,314)	(5,618)
Accounts payable and accrued liabilities	(9,426)	8,233
Other, net	30,936	(7,618)
Net cash provided by (used in) operating activities	12,058	4,106
Investing activities:
Purchases of property, plant and equipment	(53,809)	(35,499)
Proceeds from sale of assets	2,635	25
Acquisition of intangibles and other	(182)	(4,486)
Acquisitions, net of cash acquired	(356,039)	—
Net cash provided by (used in) investing activities	(407,395)	(39,960)
Financing activities:
Proceeds from long-term borrowings	628,152	18,490
Proceeds from short-term borrowings	21,594	1,879
Repayment of long-term borrowings	(121,070)	(5,266)
Repayment of short-term borrowings	(8,222)	(2,476)
Loan acquisition costs	(21,289)	—
Debt modification costs	(4,055)	—
Issuance of common stock	750	(222)
Net cash provided by (used in) financing activities	495,860	12,405
Effect of exchange rate changes on cash	(3,904)	248
Net change in cash and cash equivalents	96,619	(23,201)
Cash and cash equivalents at beginning of period	86,064	97,879
Cash and cash equivalents at end of period	$182,683	$74,678

Supplemental disclosures of cash flow information:
Cash payments for interest	$72,044	$46,505
Cash payments (receipts) for taxes, net	$6,352	$14,830
See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Description of Business
Polymer Group, Inc. (“Polymer” or “PGI”), a Delaware corporation, and its consolidated subsidiaries (the “Company”) is a leading global innovator and manufacturer of specialty materials, primarily focused on the production of nonwoven products. The Company has one of the largest global platforms in the industry, with a total of 24 manufacturing and converting facilities located in 14 countries throughout the world. The Company operates through four reportable segments: North America, South America, Europe and Asia, with the main sources of revenue being the sales of primary and intermediate products to consumer and industrial markets.
Note 2.  Basis of Presentation
The accompanying consolidated financial statements reflect the consolidated operations of the Company and have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) as defined by the Financial Accounting Standards Board (“FASB”) within the FASB Accounting Standards Codification (“ASC”). In the opinion of management, the accompanying consolidated financial statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the consolidated results for the periods presented. Certain reclassifications of amounts reported in prior periods have been made to conform with the current period presentation.
On January 28, 2011, pursuant to an Agreement and Plan of Merger, dated as of October 4, 2010, the Company was acquired by affiliates of the Blackstone Group (“Blackstone”), along with certain members of the Company's management (the "Merger"), for an aggregate purchase price valued at $403.5 million. As a result, the Company became a privately-held company. Under the guidance provided by the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Topic 5J, “New Basis of Accounting Required in Certain Circumstances,” push-down accounting is required when such transactions result in an entity becoming substantially wholly-owned. Therefore, the basis in shares of common stock of the Company has been pushed down to the Company from PGI Specialty Materials, Inc., a Delaware corporation ("PGI-SMI") that owns 100% of the issued and outstanding common stock of Scorpio Acquisition Corporation, a Delaware corporation ("Parent") that owns 100% of the issued and outstanding common stock of the Company.
The Company's fiscal year is based on a 52 week period ending on the Saturday closest to each December 31. The three months ended September 27, 2014 and September 28, 2013 contain operating results for 13 weeks, respectively. The nine months ended September 27, 2014 and September 28, 2013 each contain operating results for 39 weeks.
Note 3. Recent Accounting Pronouncements
In August 2014, the FASB issued Accounting Standard Update (“ASU”) No. 2014-15, “Presentation of Financial Statements - Going Concern” (“ASU 2014-15”). The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Substantial doubt is defined as an indication that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that financial statements are issued. Management’s evaluation should be based on relevant conditions or events, considered in the aggregate, that are known and reasonably knowable at the date that the financial statements are issued. ASU 2014-15 is effective prospectively for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company does not expect that the adoption of this guidance will have a material effect on its financial results.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which creates a comprehensive, five-step model for revenue recognition that requires a company to recognize revenue to depict the transfer of promised goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Under the new guidance, a company will be required to use more judgment and make more estimates when considering contract terms as well as relevant facts and circumstances when identifying performance obligations, estimating the amount of variable consideration in the transaction price and allocating the transaction price to each separate performance obligation. In addition, ASU 2014-09 enhances disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively and improves guidance for multiple-element arrangements. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016 and allows for either full retrospective or modified retrospective adoption. Early application is not permitted. The Company is currently evaluating the impact of adopting ASU 2014-09 on its financial results.

In April 2014, the FASB issued ASU No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08"), which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or a group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. In addition, ASU 2014-08 enhances disclosures for reporting discontinued operations. ASU 2014-08 is effective prospectively for reporting periods beginning after December 15, 2014, with early adoption permitted. The Company does not expect that the adoption of this guidance will have a material effect on its financial results.
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
Note 4. Acquisitions
Providência Acquisition
On January 27, 2014, the Company announced that PGI Polímeros do Brazil, a Brazilian corporation and wholly-owned subsidiary of the Company ("PGI Acquisition Company"), entered into a Stock Purchase Agreement with Companhia Providência Indústria e Comércio, a Brazilian corporation ("Providência") and certain shareholders named therein. Pursuant to the terms and subject to the conditions of the Stock Purchase Agreement, PGI Acquisition Company agreed to acquire a 71.25% controlling interest in Providência (the “Providência Acquisition”). Providência is a leading manufacturer of nonwovens primarily used in hygiene applications as well as industrial and healthcare applications. Based in Brazil, Providência has three locations, including one in the United States.
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

During the third quarter of 2014, the Company obtained new information related to the assets acquired and liabilities assumed of Providência. The facts and circumstances existed at the date of acquisition and, if known, would have affected the measurement of the amounts recognized at that date. In accordance with ASC 805, "Business Combinations" ("ASC 805"), measurement period adjustments are not included in current earnings, but recognized as of the date of acquisition with a corresponding adjustment to goodwill resulting from the change in preliminary amounts. As a result, the Company adjusted the preliminary allocation of the purchase price initially recorded at the Providência Acquisition Date to reflect these measurement period adjustments. The final valuation associated with the Providência Acquisition is expected to be completed during the first half of 2015.
The initial allocation of the purchase price and related measurement period adjustments are as follows:

In thousands	Preliminary June 11, 2014	Measurement Period Adjustments	Adjusted June 11, 2014
Cash	$20,621	$—	$20,621
Accounts receivable	56,976	(4,047)	52,929
Inventory	33,000	1,451	34,451
Other current assets	27,748	4,100	31,848
Total current assets	138,345	1,504	139,849

Property, plant and equipment	400,000	—	400,000
Goodwill	106,335	1,162	107,497
Intangible assets	4,770	(270)	4,500
Other noncurrent assets	12,288	—	12,288
Total assets acquired	$661,738	$2,396	$664,134

Current liabilities	$28,863	$2,742	$31,605
Total debt	74,930	—	74,930
Deferred income taxes	38,373	(346)	38,027
Other noncurrent liabilities	1,992	—	1,992
Noncontrolling interest	92,990	—	92,990
Total liabilities assumed	$237,148	$2,396	$239,544
Net assets acquired	$424,590	$—	$424,590
Cash, accounts receivable and current liabilities were stated at their historical carrying values, which approximate fair value, given the short-term nature of these assets and liabilities. The preliminary estimate of fair value for inventories was based on computations which considered many factors including the estimated selling price of the inventory, the cost to dispose of the inventory as well as the replacement cost of the inventory, where applicable. As a result, the Company increased the carrying value of inventory by $4.9 million. The preliminary estimate of fair value for property, plant and equipment was based on management's assessment of the acquired assets condition, as well as an evaluation of the current market value for such assets. In addition, the Company also considered the length of time over which the economic benefit of these assets is expected to be realized and adjusted the useful life of such assets accordingly as of the valuation date. As a result, the Company increased the carrying value of property, plant and equipment by $77.8 million. The preliminary estimate of fair value of the noncontrolling interest was based upon management's preliminary assessment of the current market value of the outstanding shares of stock.
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
The excess of the purchase price over the preliminary amounts allocated to specific assets and liabilities is included in goodwill. The premium in the purchase price paid by the Company for the acquisition of Providência broadens our scale and further solidifies the Company's position as the largest manufacturer of nonwovens in the world. The Company anticipates that the broad base of clients associated with the acquisition of Providência will enhance the Company's position in hygiene products and markets as well as strengthen our position in the Americas. In the short-term, the Company anticipates realizing operational and cost synergies at Providência that include purchasing optimization due to larger volumes, reduced manufacturing costs and lower general and administrative costs.
Acquisition related costs were as follows:

In thousands	Amount
Loan acquisition costs	$21,297
Transaction expenses	15,766
Total	$37,063
Capitalized loan acquisition costs related to the Providência Acquisition of $10.6 million were recorded within Intangible assets, net in the Consolidated Balance Sheets and are amortized over the term of the loan to which such costs relate. The remainder, $10.7 million, was expensed as incurred during the second quarter and included within Debt modification and extinguishment costs in the Consolidated Statements of Comprehensive Income (Loss). In accordance with ASC 805, transaction expenses related to the Providência Acquisition were expensed as incurred within Special charges, net in the Consolidated Statements of Comprehensive Income (Loss).
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
The Fiberweb Acquisition was recorded using the acquisition method of accounting in accordance with the accounting guidance for business combinations. As a result, the total purchase price was allocated to assets acquired and liabilities assumed based on the preliminary estimated fair market value of such assets and liabilities at the Fiberweb Acquisition Date. Any excess of the purchase price was recognized as goodwill. During the third quarter of 2014, the Company finalized its fair market value estimates of assets acquired and liabilities assumed with the assistance of a third-party valuation specialist. In accordance with ASC 805, measurement period adjustments are not included in current earnings, but recognized as of the date of acquisition with a corresponding adjustment to goodwill resulting from the change in preliminary amounts. As a result, the Company adjusted the preliminary allocation of the purchase price initially recorded at the Fiberweb Acquisition Date and retrospectively adjusted its Consolidated Balance Sheet at December 28, 2013 to reflect these measurement period adjustments. The preliminary allocation of the purchase price and related measurement period adjustments are as follows:

In thousands	Preliminary November 15, 2013	Measurement Period Adjustments	Adjusted November 15, 2013
Cash	$8,792	$—	$8,792
Accounts receivable	49,967	—	49,967
Inventory	71,050	31	71,081
Other current assets	29,889	—	29,889
Total current assets	159,698	31	159,729

Property, plant and equipment	158,000	29,529	187,529
Goodwill	38,514	(4,815)	33,699
Intangible assets	85,000	996	85,996
Other noncurrent assets	1,403	—	1,403
Total assets acquired	$442,615	$25,741	$468,356

Current liabilities	$84,185	$70	$84,255
Financing Obligation	20,300	—	20,300
Total debt	19,391	—	19,391
Deferred income taxes	20,649	25,325	45,974
Other noncurrent liabilities	9,479	346	9,825
Noncontrolling interest	849	—	849
Total liabilities assumed	$154,853	$25,741	$180,594
Net assets acquired	$287,762	$—	$287,762
Cash, accounts receivable and current liabilities were stated at their historical carrying values, which approximate fair value, given the short-term nature of these assets and liabilities. The estimate of fair value for inventories was based on computations which considered many factors including the estimated selling price of the inventory, the cost to dispose of the inventory as well as the replacement cost of the inventory, where applicable. As a result, the Company increased the carrying value of inventory by $9.7 million. The estimate of fair value for property, plant and equipment was based on management's assessment of the acquired assets condition, as well as an evaluation of the current market value for such assets. In addition, the Company also considered the length of time over which the economic benefit of these assets is expected to be realized and adjusted the useful life of such assets accordingly as of the valuation date. As a result, the Company increased the carrying value of property, plant and equipment by $24.5 million.
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
The excess of the purchase price over the amounts allocated to specific assets and liabilities is included in goodwill. The premium in the purchase price paid by the Company for the acquisition of Fiberweb reflects the establishment of the largest manufacturer of nonwovens in the world. The Company anticipates that the improved diversity associated with the acquisition of Fiberweb will provide a foundation for enhanced access to customers in highly specialized, niche end markets as well as provide complementary solutions and new technologies to address our customer's desire for innovation and customized solutions. In the short-term, the Company anticipates realizing significant operational and cost synergies at Fiberweb that include purchasing optimization due to larger volumes, reduced manufacturing costs and lower general and administrative costs.
Acquisition related costs were as follows:

In thousands	Amount
Loan acquisition costs	$16,094
Transaction expenses	15,764
Total	$31,858
Loan acquisition costs related to the Fiberweb Acquisition were capitalized and recorded within Intangible assets, net in the Consolidated Balance Sheets and amortized over the term of the loan to which such costs relate. In accordance with ASC 805, transaction expenses related to the Fiberweb Acquisition were expensed as incurred within Special charges, net in the Consolidated Statements of Comprehensive Income (Loss).
Pro Forma Information
The following unaudited pro forma information assumes the acquisition of both Fiberweb and Providência occurred as of the beginning of the earliest period presented:

In thousands	Three Months Ended September 27, 2014	Nine Months Ended September 27, 2014	Three Months Ended September 28, 2013	Nine Months Ended September 28, 2013
Net sales	$498,013	$1,505,053	$495,215	$1,475,186
Net income (loss)	(55,228)	(121,007)	(44,199)	(57,341)
The unaudited pro forma information does not purport to be indicative of the results that actually would have been achieved had the operations been combined during the periods presented, nor is it intended to be a projection of future results or trends. Net sales attributable to Providência for the three and nine months ended September 27, 2014 was $91.1 million and $111.8 million, respectively. Gross profit attributable to Providência for the three and nine months ended September 27, 2014 was $9.0 million and $14.5 million.
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
The Company has a U.S. based program where certain U.S. based receivables are sold to an unrelated third-party financial institution. Under the current terms of the U.S. agreement, the maximum amount of outstanding advances at any one time is $20.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. In addition, the Company's subsidiaries in Mexico, Colombia, Brazil, Spain, France and the Netherlands have entered into factoring agreements to sell certain receivables to unrelated third-party financial institutions. Under the terms of the non-U.S. agreements, the maximum amount of outstanding advances at any one time is $79.5 million (measured at September 27, 2014 foreign exchange rates), which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold.
The following is a summary of receivables sold to the third-party financial institutions that existed at the following balance sheet dates:

In thousands	September 27, 2014	December 28, 2013
Trade receivables sold to financial institutions	$93,836	$71,542
Net amounts advanced from financial institutions	84,124	63,667
Amounts due from financial institutions	$9,712	$7,875
The Company sold $471.9 million and $300.9 million of receivables under the terms of the factoring agreements during the nine months ended September 27, 2014 and September 28, 2013, respectively. The year-over-year increase in receivables sold is primarily attributable to accounts receivable factoring agreements acquired with both the Fiberweb Acquisition and the Providência Acquisition. In addition, a new agreement that was established in France contributed to the increase. The Company pays a factoring fee associated with the sale of receivables based on the invoice value of the receivables sold. During the three months ended September 27, 2014 and September 28, 2013, factoring fees incurred were $0.4 million and $0.3 million, respectively. Amounts incurred were $1.2 million and $0.9 million during the nine months ended September 27, 2014 and September 28, 2013, respectively. These amounts are recorded within Foreign currency and other, net in the Consolidated Statements of Comprehensive Income (Loss).
Note 6.  Inventories
At September 27, 2014 and December 28, 2013, the major classes of inventory were as follows:

In thousands	September 27, 2014	December 28, 2013
Raw materials and supplies	$62,936	$55,544
Work in process	20,765	19,102
Finished goods	98,504	81,428
Total	$182,205	$156,074
Inventories are stated at the lower of cost, determined on the first-in, first-out ("FIFO") method, or fair market value. The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to net realizable value. Reserve balances, primarily related to obsolete and slow-moving inventories, were $5.4 million and $3.3 million at September 27, 2014 and December 28, 2013, respectively.
As a result of the acquisition of Providência, the Company increased the carrying value of inventory by $4.9 million as of the Providência Acquisition Date in order to adjust to estimated fair value in accordance with the accounting guidance for business combinations. The preliminary change in the fair value of the assets was based on computations which considered many factors including the estimated selling price of the inventory, the cost to dispose of the inventory as well as the replacement cost of the inventory, where applicable. The step-up in inventory value is amortized to Cost of goods sold over the period of Providência's normal inventory turns, which approximates one month.
As a result of the acquisition of Fiberweb, the Company increased the carrying value of inventory by $9.7 million as of the Fiberweb Acquisition Date in order to adjust to estimated fair value in accordance with the accounting guidance for business combinations. The change in the fair value of the assets was based on computations which considered many factors including the estimated selling price of the inventory, the cost to dispose of the inventory as well as the replacement cost of the inventory, where applicable. The step-up in inventory value was amortized to Cost of goods sold over the period of Fiberweb's normal inventory turns, which approximated two months.
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
The following table sets forth the gross amount and accumulated amortization of the Company's intangible assets at September 27, 2014 and December 28, 2013:

In thousands	September 27, 2014	December 28, 2013
Technology	$63,726	$63,705
Customer relationships	64,339	60,078
Loan acquisition costs	40,618	30,067
Other	7,088	6,928
Total gross finite-lived intangible assets	175,771	160,778
Accumulated amortization	(38,930)	(26,291)
Total net finite-lived intangible assets	136,841	134,487
Tradenames (indefinite-lived)	34,912	34,912
Total	$171,753	$169,399
As of September 27, 2014, the Company had recorded intangible assets of $171.8 million, which includes amounts associated with loan acquisition costs. These expenditures represent the cost of obtaining financings that are capitalized in the balance sheet and amortized over the term of the loans to which such costs relate.
The following table presents amortization of the Company's intangible assets for the following periods:

In thousands	Three Months Ended September 27, 2014	Three Months Ended September 28, 2013	Nine Months Ended September 27, 2014	Nine Months Ended September 28, 2013
Intangible assets	$1,274	$1,677	$7,773	$4,910
Loan acquisition costs	1,670	607	3,970	1,821
Total	$2,944	$2,284	$11,743	$6,731
Estimated amortization expense on existing intangible assets for each of the next five years, including fiscal year 2014, is expected to approximate $16 million in 2014, $16 million in 2015, $16 million in 2016, $15 million in 2017 and $15 million in 2018.
Note 8.  Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

In thousands	September 27, 2014	December 28, 2013
Accounts payable to vendors	$205,851	$209,031
Accrued compensation and benefits	41,878	33,889
Accrued interest	12,794	19,063
Other accrued expenses	50,817	45,748
Total	$311,340	$307,731
Note 9.  Debt
The following table presents the Company's outstanding debt at September 27, 2014 and December 28, 2013:

In thousands	September 27, 2014	December 28, 2013
Term Loans	$706,510	$293,545
Senior Secured Notes	504,000	560,000
Senior Unsecured Notes	210,000	—
ABL Facility	—	—
Argentina credit facilities:
Nacion Facility	5,843	8,341
Galicia Facility	2,367	3,082
China Credit Facility	22,420	24,920
Brazil export credit facilities:
Itaú Facility ($)	—	—
Itaú Facility (R$)	20,720	—
Recovery Zone Facility Bonds	—	—
India Loans	2,771	3,216
Capital lease obligations	946	1,092
Total long-term debt including current maturities	1,475,577	894,196
Short-term borrowings	15,802	2,472
Total debt	$1,491,379	$896,668
The fair value of the Company's long-term debt was $1,489.7 million at September 27, 2014 and $933.8 million at December 28, 2013. The fair value of long-term debt is based upon quoted market prices in inactive markets or on available rates for debt with similar terms and maturities (Level 2).
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
Borrowings bear interest at a fluctuating rate per annum equal to, at the Company's option, (i) a base rate equal to the highest of (a) the federal funds rate plus ½ of 1%, (b) the rate of interest in effect for such day as publicly announced from time to time by Citicorp North America, Inc. as its "prime rate" and (c) the LIBOR rate for a one-month interest period plus 1.0% (provided that in no event shall such base rate with respect to the Term Loans be less than 2.0% per annum), in each case plus an applicable margin of 3.25% or (ii) a LIBOR rate for the applicable interest period (provided that in no event shall such LIBOR rate with respect to the Term Loans be less than 1.0% per annum) plus an applicable margin of 4.25%. The applicable margin for the Term Loans is subject to a 25 basis point step-down upon the achievement of a certain senior secured net leverage ratio. The Company is required to repay installments on the Term Loans in quarterly installments in aggregate amounts equal to 1.0% per annum of their funded total principal amount, with the remaining amount payable on the maturity date.

On June 10, 2014, the Company entered into an incremental term loan amendment (the "Incremental Amendment") to the existing Term Loans in which the Company obtained $415.0 million of commitments for incremental term loans from the existing lenders, the terms of which are substantially identical to the terms of the Term Loans. Pursuant to the Incremental Amendment, the Company borrowed $310.0 million, the proceeds of which were used to fund a portion of the consideration paid for the Providência Acquisition. The remaining commitments were available for borrowing until December 31, 2014. However, the Company used the proceeds from remaining commitments to repay existing indebtedness during the third quarter.
The Term Loans are secured (i) together with the Tranche 2 (as defined below) loans, on a first-priority lien basis by substantially all of the assets of the Company, and any existing and future subsidiary guarantors (other than collateral securing the ABL Facility on a first-priority basis), including all of the capital stock of the Company and each restricted subsidiary (which, in the case of foreign subsidiaries, will be limited to 65% of the capital stock of each first-tier foreign subsidiary) and (ii) on a second-priority basis by the collateral securing the ABL Facility, in each case, subject to certain exceptions and permitted liens. The Company may voluntarily repay outstanding loans at any time without premium or penalty, other than voluntary prepayment of Term Loans in connection with a repricing transaction on or prior to the date that is six months after the closing date of the Incremental Amendment and customary "breakage" costs with respect to LIBOR loans.
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
Senior Secured Notes
In connection with the Merger, the Company issued $560.0 million of 7.75% Senior Secured Notes due 2019 on January 28, 2011. The notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis, by each of the Polymer Group's wholly-owned domestic subsidiaries. Interest on the notes is paid semi-annually on February 1 and August 1 of each year. On July 23, 2014, the Company redeemed $56.0 million of the Senior Secured Notes at a redemption price of 103.0% of the aggregate principal amount plus any accrued and unpaid interest, to, but excluding, July 23, 2014. The redemption amount was funded by proceeds from the Incremental Amendment. Pursuant to ASC 470, "Modifications and Extinguishments" ("ASC 470"), the Company recognized a loss on debt extinguishment of $2.6 million, which included $0.9 million related to unamortized debt issuance costs. As the nature of this transaction related to a non-operating event, the loss on extinguishment is included in Debt modifications and extinguishment costs in the current period.
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
Based on current average excess availability, the borrowings under the ABL Facility will bear interest at a rate per annum equal to, at the Company's option, either (A) British Bankers Association LIBOR Rate (“LIBOR”) (adjusted for statutory reserve requirements) plus a margin of (i) 2.00% in the case of Tranche 1 or (ii) 4.00% in the case of Tranche 2; or (B) the higher of (a) the rate of interest in effect for such day as publicly announced from time to time by Citibank, N.A. as its "prime rate" and (b) the federal funds effective rate plus ½ of 1.0% (“ABR”) plus a margin of (x) 1.00% in the case of Tranche 1 or (y) 3.00% in the case of the Tranche 2. As of September 27, 2014, the Company had no outstanding borrowings under the ABL Facility. The borrowing base availability was $61.9 million, however, outstanding letters of credit in the aggregate amount of $19.3 million left $42.6 million available for additional borrowings. The aforementioned letters of credit were primarily provided to certain administrative service providers and financial institutions. None of these letters of credit had been drawn on as of September 27, 2014.
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
In connection with the Merger, the Company repaid and terminated the Argentine peso-denominated loan. In addition, the U.S. denominated loan was adjusted to reflect its fair value as of the date of the Merger. As a result, the Company recorded a contra-liability in Long-term debt and will amortize the balance over the remaining life of the facility. At September 27, 2014, the face amount of the outstanding indebtedness under the U.S. dollar-denominated loan was $6.0 million, with a carrying amount of $5.8 million and a weighted average interest rate of 3.13%.
Galicia Facility
On September 27, 2013, the Company's subsidiary in Argentina entered into an arrangement with a banking institution in Argentina in order to partially finance the upgrade of a manufacturing line at its facility located near Buenos Aires, Argentina. The maximum borrowings available under the facility, excluding any interest added to principal, is 20.0 million Argentine pesos (approximately $3.5 million). The three-year term of the agreement began with the date of the first draw down on the facility, which occurred in the third quarter of 2013, with payments required in twenty-five equal monthly installments beginning after one year. Borrowings will bear interest at 15.25%. As of September 27, 2014, the outstanding balance under the facility was $2.4 million. The remainder of the upgrade is expected to be financed by existing cash balances and cash generated from operations.
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
The maximum borrowings available under the facility, excluding any interest added to principal, were $25.0 million. At December 28, 2013, the outstanding balance under the Hygiene Facility was $24.9 million with a weighted average interest rate of 5.46%. The Company repaid $2.5 million of the principal balance during 2014 using a combination of existing cash balances and cash generated from operations. As a result, the outstanding balance under the Hygiene Facility was $22.4 million at September 27, 2014 with a weighted-average interest rate of 5.43%.
Brazil Export Credit Facilities
As a result of the acquisition of Providência, the Company assumed a U.S. dollar-denominated export credit facility with Itaú Unibanco S.A., pursuant to which Providência borrowed $52.4 million in the third quarter of 2011 for the purpose of financing certain export transactions from Brazil. Borrowings bear interest at 4.85% per annum, payable semi-annually. Principal payments are due in 11 equal installments, beginning in September 2013 and ending at final maturity in September 2018. The facility is secured by interests in the receivables related to the exports financed by the facility.
On September 22, 2014, the Company entered into an assignment agreement with Itaú Unibanco S.A in order to transfer its rights and obligations under the agreement to the Company. The purchase price for the assigned interest totaled $45.2 million, which the Company funded with a portion of the proceeds from the Incremental Amendment. Pursuant to ASC 470, the Company recognized a loss on debt extinguishment of $2.4 million. As the nature of this transaction related to a non-operating event, the loss on extinguishment is included in Debt modifications and extinguishment costs in the current period.
As a result of the acquisition of Providência, the Company assumed a Brazilian real-denominated export credit facility with Itaú Unibanco S.A., pursuant to which Providência borrowed R$50.0 million in the first quarter of 2013 for the purpose of financing certain export transactions from Brazil. Borrowings bear interest at 8.0% per annum, payable quarterly. The facility matures in February 2016 and is unsecured. At September 27, 2014, outstanding borrowings under the facility totaled $20.7 million.
Recovery Zone Facility Bonds

As a result of the acquisition of Providência, the Company assumed a loan agreement in connection with the issuance of a like amount of recovery zone facility bonds by the Iredell County Industrial Facilities and Pollution Control Financing Authority. The proceeds of $9.1 million were used to finance, in part, the construction of a manufacturing facility in Statesville, North Carolina. The borrowings bear interest at a floating rate, which is reset weekly, and are supported by a letter of credit. On July 21, 2014, the Company repaid the aggregate principal amount of indebtedness with a portion of the proceeds from the Incremental Amendment.
India Indebtedness
As a result of the acquisition of Fiberweb, the Company assumed control of Terram Geosynthetics Private Limited, a joint venture located in Mundra, India in which the Company maintains a 65% controlling interest. As part of the net assets acquired, the Company assumed $3.8 million of debt (including short-term borrowings) that was entered into with a banking institution in India. Amounts outstanding primarily relate to a 14.70% term loan, due in 2017, used to purchase fixed assets. Other amounts relate to a short-term credit facility used to finance working capital requirements (included in Short-term borrowings in the Consolidated Balance Sheets) and an existing automobile loan. Combined, the outstanding balances totaled $3.1 million at September 27, 2014.
Other Indebtedness
The Company periodically enters into short-term credit facilities in order to finance various liquidity requirements, including insurance premium payments and short-term working capital needs. At September 27, 2014 and December 28, 2013, outstanding amounts related to such facilities were $15.4 million and $0.4 million, respectively. Borrowings under these facilities are included in Short-term borrowings in the Consolidated Balance Sheets.
The Company also has documentary letters of credit not associated with the ABL Facility or the Hygiene Facility. These letters of credit were primarily provided to certain raw material vendors and amounted to $12.2 million and $8.5 million at September 27, 2014 and December 28, 2013, respectively. None of these letters of credit have been drawn upon.
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
The following table presents the fair values of the Company's derivative instruments for the following periods:

	As of September 27, 2014		As of December 28, 2013
In thousands	Notional	Fair Value	Notional	Fair Value
Designated hedges:
Hygiene Euro Contracts	$—	$—	$—	$—
Undesignated hedges:
Providência Contracts	154,413	6,912	—	—
Providência Instruments	26,891	(778)	—	—
Hygiene Euro Contracts	—	—	—	—
Total	$181,304	$6,134	$—	$—
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
Bridge Loan Contract
On September 17, 2013, the Company entered into a foreign exchange forward contract with a third-party financial institution used to minimize foreign exchange risk on the Secured Bridge Facility and Unsecured Bridge Facility, the proceeds of which were used to fund the Fiberweb Acquisition (the ”Bridge Loan Contract”). The contract allowed the Company to purchase a fixed amount of pounds sterling in the future at a specified U.S. Dollar rate. The Bridge Loan Contract did not qualify for hedge accounting treatment, therefore, it was considered an undesignated hedge. As the nature of this transaction is related to a non-operating notional amount, changes in fair value were recorded in Foreign currency and other, net in the current period.
The Fiberweb Acquisition was funded on November 27, 2013, at which time the Company purchased the underlying pounds sterling amount at the U.S. Dollar rate specified in the contract. Upon settlement, the Company benefited from a strengthening U.S. Dollar, whereby less U.S. Dollars were required to purchase the fixed notional amount. As a result, the Company fulfilled its obligations under the terms of the contract, adjusted the fair value of the Bridge Loan Contract to zero with no gain or loss recognized and terminated the agreement.
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
The following table represents the amount of (gain) or loss associated with derivative instruments in the Consolidated Statements of Comprehensive Income (Loss):

In thousands	Three Months Ended September 27, 2014	Three Months Ended September 28, 2013	Nine Months Ended September 27, 2014	Nine Months Ended September 28, 2013
Designated hedges:
Hygiene Euro Contracts	$—	$—	$—	$(449)
Undesignated hedges:
Providência Contracts	5,925	—	(16,504)	—
Providência Instruments	(528)	—	(527)	—
Bridge Loan Contract	—	(2,868)	—	(2,868)
Hygiene Euro Contracts	—	(542)	—	(582)
Total	$5,397	$(3,410)	$(17,031)	$(3,899)
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
The following tables present the fair value and hierarchy levels for the Company's assets and liabilities, which are measured at fair value on a recurring basis as of the following periods:

In thousands	Level 1	Level 2	Level 3	September 27, 2014
Assets
Providência Contracts	$—	$6,912	$—	$6,912

Liabilities
Providência Instruments	$—	$(778)	$—	$(778)
ASC 820 "Fair Value Measurements and Disclosures" (ASC 820) defines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair values of cash and cash equivalents, accounts receivable, inventories, short-term borrowings and accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of these instruments. The methodologies used by the Company to determine the fair value of its financial assets and liabilities at September 27, 2014 are the same as those used at December 28, 2013. As a result, there have been no transfers between Level 1 and Level 2 categories.
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
Goodwill is tested and reviewed annually for impairment during the fourth quarter or whenever there is a significant change in events and circumstances that indicate that the fair value of the asset may be less than the carrying amount of the asset. In light of the recent acquisition of Providência, the Company realigned its reportable segments during the third quarter of 2014 to more closely reflect our corporate and business strategies and to promote additional productivity and growth. As part of the change, the Company realigned its reportable segments and divided the former Americas Nonwovens operating segment (which included the U.S. spunmelt operations, Mexico, Argentina and Colombia) into North America and South America. North America now includes the U.S. spunmelt operations and Mexico. The South America operating segment consists of both the Argentina and Colombia components as well as the recently acquired Providência operations in Brazil. As a result of the change to this new organizational structure, the Company has reallocated $46.0 million goodwill from the previously reported Americas Nonwovens reportable segment to North America ($39.1 million) and South America ($6.9 million) based on the relative fair values of their respective portions in accordance with ASC 350, "Intangibles - Goodwill and Other" ("ASC 350").
When reporting units are changed, ASC 350 requires that goodwill be tested for impairment both before and after the reorganization. As a result, the Company performed a qualitative assessment and determined that goodwill was not impaired at any of the reporting units prior to the reorganization. Subsequent to the reorganization and reallocation of goodwill, the Company performed an interim goodwill impairment test on the North American and Argentina/Colombia reporting units, using a two-step impairment test to determine if the allocated goodwill is recoverable. The first step compares the carrying amount of the reporting unit to its estimated fair value. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. To the extent that the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed, wherein the reporting unit's carrying value of goodwill is compared to the implied fair value of goodwill. To the extent that the carrying value exceeds the implied fair value, impairment exists and must be recognized.
Using third-party valuations, the estimated fair value of the reporting units were determined using a discounted cash flow (income approach) valuation methodology based on the best information available as of the date of the assessment. Key assumptions regarding estimated cash flows include profit margins, long-term forecasts, discount rates, terminal growth rates and the estimated fair value of certain assets and liabilities. The Company had limited data with which to perform the interim goodwill impairment test at the same level of detail used for the annual impairment test. As a result, management made various assumptions when completing step one and step two of the analysis, which were consistent with its previous annual impairment test. The Company determined that the North American reporting units passed step one, however, the Colombia/Argentina reporting unit failed the step one impairment calculation and it was necessary to proceed to step two.
In step two, the Company is required to use the fair value calculated in step one and apply the fair value to the assets and liabilities of the reporting unit based on a hypothetical purchase price allocation. The implied fair value of goodwill is determined in the allocation process and compared to the book value of goodwill. Based on this analysis, the Company determined the fair value of goodwill allocated to the Colombia/Argentina reporting unit to be zero and that all of its allocated goodwill would be impaired. As a result, the Company recorded a non-cash impairment charge of $6.9 million. Management considers the estimate of fair value to be preliminary and expects to complete a final step 2 analysis during the fourth quarter. The amount is considered a non-recurring Level 3 fair value determination.
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
The components of the Company's pension related costs for the following periods are as follows:

In thousands	Three Months Ended September 27, 2014	Three Months Ended September 28, 2013	Nine Months Ended September 27, 2014	Nine Months Ended September 28, 2013
Service cost	$850	$844	$2,598	$2,523
Interest cost	3,176	1,387	8,097	4,157
Expected return on plan assets	(4,016)	(1,880)	(10,256)	(5,628)
Curtailment / settlement (gain) loss	—	—	—	—
Net amortization of:
Actuarial (gain) loss	(4)	87	(12)	262
Transition costs and other	—	—	—	—
Net periodic benefit cost	$6	$438	$427	$1,314
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

The components of the Company's postretirement related costs for the following periods are as follows:

In thousands	Three Months Ended September 27, 2014	Three Months Ended September 28, 2013	Nine Months Ended September 27, 2014	Nine Months Ended September 28, 2013
Service cost	$9	$14	$27	$44
Interest cost	94	45	281	137
Curtailment / settlement (gain) loss	—	—	—	—
Net amortization of:
Actuarial (gain) loss	5	9	15	27
Transition costs and other	—	—	—	—
Net periodic benefit cost	$108	$68	$323	$208
For the three months ended September 27, 2014 and September 28, 2013, reclassifications out of accumulated other comprehensive income (loss) totaled less than $0.1 million and $0.1 million, respectively. For the nine months ended September 27, 2014 and September 28, 2013, reclassifications out of accumulated other comprehensive income (loss) totaled less than $0.1 million and $0.3 million, respectively. These amounts related to net actuarial gains/losses included in the computation of net periodic benefit cost for both pension and postretirement benefit plans. At September 27, 2014, Accumulated other comprehensive income (loss) was a loss of 37.1 million, of which $15.8 million related to pension and postretirement benefit plans.
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
Note 13.  Income Taxes
The Company accounts for its provision for income taxes in accordance with ASC 740, "Income Taxes," which requires an estimate of the annual effective tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year. For the nine months ended September 27, 2014, the Company's effective tax rate was 0.9% (compared with a negative effective tax rate of 72.9% for the nine months ended September 28, 2013). The effective tax rate difference for the nine months ended September 27, 2014 compared with the prior year is primarily driven by significant losses in 2014 in jurisdictions where the Company has a full valuation allowance, combined with pretax income generated in taxpaying jurisdictions. This results in a disproportionate tax impact relative to the consolidated pre-tax loss. In addition, the rate was impacted by a tax benefit in Brazil and a partial release of a valuation allowance in Argentina. During the nine months ended September 28, 2013, the Company's effective rate was impacted by its participation in a Mexico amnesty tax program that resulted in a discrete tax expense increase relative to the Company's consolidated pretax loss for the period. The effective tax rate for the nine months ended September 27, 2014 is different than the Company's statutory tax rate primarily due to losses in certain jurisdictions for which no income tax benefits are anticipated, foreign withholding taxes for which tax credits are not anticipated, changes in the amounts of tax uncertainties and foreign taxes calculated at statutory rates different than the U.S. statutory rate.
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes and (b) operating loss and tax credit carryforwards. A valuation allowance is recorded when, based on the weight of the evidence, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. The realization of the deferred tax asset depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdiction. At September 27, 2014, the Company has a net deferred tax liability of $64.7 million.
At September 27, 2014, the Company had unrecognized tax benefits of $19.5 million, of which $8.6 million relates to accrued interest and penalties. These amounts are included within Other noncurrent liabilities within the accompanying Consolidated Balance Sheet. The total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate is $19.5 million as of September 27, 2014. Included in the balance as of September 27, 2014 is $3.5 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount is comprised of items which relate to the lapse of statute of limitations or the settlement of issues. The Company recognizes interest and/or penalties related to income taxes as a component of income tax expense.
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
The major jurisdictions where the Company files income tax returns include the United States, Canada, China, India, the Netherlands, France, Germany, Spain, United Kingdom, Italy, Mexico, Colombia, Brazil, and Argentina. As of September 27, 2014, the Company has a number of open tax years with various taxing jurisdictions that range from 2003 to 2013. The results of current tax audits and reviews related to open tax years have not been finalized, and management believes that the ultimate outcomes of these audits and reviews will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Note 14.  Special Charges
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
A summary for each respective period is as follows:

In thousands	Three Months Ended September 27, 2014	Three Months Ended September 28, 2013	Nine Months Ended September 27, 2014	Nine Months Ended September 28, 2013
Restructuring and plant realignment costs:
Internal redesign and restructure of global operations	$531	$231	$967	$2,172
Plant realignment costs	130	411	10,125	1,521
IS support initiative	—	—	—	25
Other restructure initiatives	121	20	121	63
Total restructuring and plant realignment costs	782	662	11,213	3,781
Acquisition and integration related costs:
Blackstone costs	—	38	—	38
Providência costs	4,347	—	19,227	—
Fiberweb costs	2,626	6,177	10,106	6,220
Total acquisition and merger related costs	6,973	6,215	29,333	6,258
Other charges:
Goodwill impairment	6,851	—	6,851	—
Other charges	287	216	471	608
Total other charges	7,138	216	7,322	608
Total	$14,893	$7,093	$47,868	$10,647
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

Costs incurred for the respective periods presented consisted of the following:

In thousands	Three Months Ended September 27, 2014	Three Months Ended September 28, 2013	Nine Months Ended September 27, 2014	Nine Months Ended September 28, 2013
Employee separation	$—	$1	$1	$137
Professional consulting fees	436	95	436	1,497
Relocation, recruitment and other	95	135	530	538
Total	$531	$231	$967	$2,172
Plant Realignment Costs
The Company incurs costs associated with restructuring initiatives intended to result in improved operating performance, profitability and working capital levels. Costs associated with these initiatives include reducing headcount, improving manufacturing productivity, realignment of management structures, reducing corporate costs and rationalizing certain assets, businesses and employee benefit programs. Costs incurred for the current period primarily relate to costs incurred to realize cost improvement initiatives associated with the acquisition and integration of Fiberweb. Amounts in the prior period primarily consist of plant realignment initiatives in the North America and Europe regions.
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
Restructuring Reserve
Amounts accrued for Restructuring and Plant Realignment costs are included in Accounts payable and accrued liabilities in the Consolidated Balance Sheets. Changes in the Company's reserves for the respective periods presented were as follows:

In thousands	Nine Months Ended September 27, 2014	Nine Months Ended September 28, 2013
Beginning balance	$8,457	$6,278
Additions	10,615	1,746
Cash payments	(12,277)	(6,386)
Adjustments	(391)	(71)
Ending balance	$6,404	$1,567
The Company accounts for its restructuring programs in accordance with ASC 712, "Compensation - Non-retirement Postemployment Benefits" ("ASC 712") and ASC 420, "Exit of Disposal Cost Obligations" ("ASC 420"). Programs in existence prior to the acquisition of Fiberweb are substantially complete as of September 27, 2014. As a result of the acquisition of Fiberweb, the Company has initiated several restructuring programs to integrate and optimize the combined footprint. Total projected costs for these programs are expected to range between $16.0 million and $23.0 million with payments continuing into 2015. Cost incurred since the Fiberweb Acquisition Date totaled $14.2 million.
Acquisition and Integration Related Costs
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
Fiberweb Costs
In association with the Fiberweb Acquisition, the Company has launched several initiatives focused on the integration of Fiberweb into the existing operations and underlying processes of the Company. These initiatives include cost reduction initiatives and costs associated with integrating the back office activities of the combined business. As a result, the Company incurred costs directly associated with these activities which include legal, accounting and other fees for professional services.
Other Special Charges
Goodwill Impairment
Goodwill is tested and reviewed annually for impairment during the fourth quarter or whenever there is a significant change in events and circumstances that indicate that the fair value of the asset may be less than the carrying amount of the asset. In light of the recent acquisition of Providência, the Company realigned its reportable segments during the third quarter of 2014 to more closely reflect our corporate and business strategies and to promote additional productivity and growth. Using third-party valuations, the Company reviewed the recoverability of goodwill allocated to the Colombia/Argentina reporting unit and determined that the fair value of goodwill was zero. As a result, the Company recorded a non-cash impairment charge of $6.9 million. See Note 11 for additional information.
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
Amounts associated with these components for the respective periods are as follows:

In thousands	Three Months Ended September 27, 2014	Three Months Ended September 28, 2013	Nine Months Ended September 27, 2014	Nine Months Ended September 28, 2013
Foreign currency gains (losses)	$1,503	$(736)	$(5,079)	$(2,170)
Other operating income (expense)	763	65	2,421	195
Total	$2,266	$(671)	$(2,658)	$(1,975)
Note 16. Foreign Currency and Other, Net
Transactions that are denominated in a currency other than an entity's functional currency are subject to changes in exchange rates with the resulting gains and losses recorded within current earnings. The Company includes these gains and losses related to intercompany loans and third-party debt as well as other non-operating activities as a component of Other income (expense).
Amounts associated with these components for the respective periods are as follows:

In thousands	Three Months Ended September 27, 2014	Three Months Ended September 28, 2013	Nine Months Ended September 27, 2014	Nine Months Ended September 28, 2013
Foreign currency gains (losses)	$(19,534)	$(274)	$(21,676)	$(1,291)
Other non-operating income (expense)	(7,054)	2,572	10,050	1,269
Total	$(26,588)	$2,298	$(11,626)	$(22)
On January 27, 2014, the Company entered into a series of foreign exchange forward contracts with a third-party financial institution used to minimize foreign exchange risk on the future consideration to be paid for the Providência Acquisition and the Mandatory Tender Offer. The primary financial instrument was related to the Providência Acquisition and consisted of a foreign exchange forward contract with an aggregate notional amount equal to the estimated purchase price. The remaining financial instruments relate to a series of options that expire between 1 year and 5 years associated with the Mandatory Tender Offer and the deferred portion of the consideration to be paid for the Providência Acquisition. As the nature of these transactions are related to a non-operating notional amount, changes in fair value are included in other non-operating income (expense).
On June 11, 2014, the Company settled the primary financial instrument which provided $18.9 million of income realized at the date of acquisition. In addition, the Company recognized a loss of $5.9 million in the current period associated with the changes in fair value of the options related to the Mandatory Tender Offer and the deferred portion of the purchase price. Other amounts relate to non-operating expenses, including factoring fees.
On September 17, 2013, the Company entered into a foreign exchange forward contract with a third-party financial institution used to minimize foreign exchange risk on the potential future cash commitment related to the proposed acquisition of Fiberweb anticipated during the fourth quarter of 2013. As the nature of this transaction is related to a non-operating notional amount, changes in the fair value of the Bridge Loan Contract of $2.9 million are included in other non-operating income (expense).
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
Providência Tax Claims
Total consideration paid for the acquisition of Providência includes $47.9 million of deferred purchase price (the "Deferred Consideration"). The Deferred Consideration accretes at a rate of 9.5% per annum compounded daily, which shall be paid to the selling stockholders to the extent certain existing and potential tax claims of Providência ("Providência Tax Claims") are resolved in Providência's favor. At September 27, 2014, the outstanding balance of the Deferred Consideration was $44.8 million. If the Company incurs actual tax liability with respect to the Providência Tax Claims, the amount of the Deferred Purchase Price owed to the selling stockholders will be reduced by the amount of such actual tax liability. The Company will be responsible for any actual tax liability in excess of the Deferred Purchase Price. The Deferred Consideration is reflected on the Consolidated Balance Sheet as a noncurrent liability as the settlement of existing and potential claims is expected to be greater than one year.
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
The Company determined that current accounting guidance under GAAP disallowed sale-leaseback treatment if there was continuing involvement with the property. As a result, the transaction is not accounted for as a sale-leaseback, but as a direct financing lease under GAAP, recognizing the assets as part of property, plant and equipment and a related financing obligation as a long-term liability. Cash payments to the lessor are allocated between interest expense and amortization of the financing obligation. At the end of the lease term, the Company will recognize the sale of the utility plant, however, no gain or loss will be recognized as the financing obligation will equal the expected carrying value of the assets. At September 27, 2014, the outstanding balance of the financing obligation was $18.9 million, which is included in Other noncurrent liabilities in the Consolidated Balance Sheets.
Note 18.  Segment Information
The Company is a leading global, technology-driven developer, producer and marketer of engineered materials, primarily focused on the production of nonwoven products. The Company operates through four reportable segments, with the main source of revenue being the sales of primary and intermediate products to consumer and industrial markets. The Company has one major customer that accounts for over 10% of its business, the loss of which would have a material adverse impact on reported financial results. Sales to this customer are reported within each of the reportable segments.
Segment information is based on the “management” approach which designates the internal reporting used by management for making decisions and assessing performance. The Company manages its business on a geographic basis, as each region provides similar products and services. The reportable segments are consistent with the manner in which financial information is desegregated for internal review and decision making. The accounting policies of the reportable segments are the same as those described in Note 3, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s 2013 Form 10-K. Intercompany sales between the segments are eliminated.
In light of the recent acquisition of Providência, the Company realigned its reportable segments during the third quarter of 2014 to more closely reflect our corporate and business strategies and to promote additional productivity and growth. Reportable segments are now as follows: North America, South America, Europe and Asia. The operations previously reported in the Oriented Polymers segment are now included within the North America segment, along with the operations in Mexico. The South America segment includes the Providência operations in Brazil in addition to our previously existing operations in Colombia and Argentina. The Europe and Asia segments remain unchanged. Prior year information has been updated to conform to the current year presentation.

Financial data by reportable segment is as follows:

In thousands	Three Months Ended September 27, 2014	Three Months Ended September 28, 2013	Nine Months Ended September 27, 2014	Nine Months Ended September 28, 2013
Net sales:
North America	$214,490	$137,230	$603,214	$409,454
South America	107,963	38,962	204,954	113,752
Europe	125,958	67,901	409,037	219,113
Asia	49,602	44,886	143,290	125,280
Total	$498,013	$288,979	$1,360,495	$867,599

Operating income (loss):
North America	$22,670	$14,478	$63,427	$40,347
South America	(3,454)	2,144	3,248	5,329
Europe	2,377	2,524	12,703	9,236
Asia	2,068	4,134	10,927	13,723
Unallocated Corporate	(6,652)	(9,108)	(36,742)	(33,164)
Eliminations	(47)	(106)	(177)	(166)
Subtotal	16,962	14,066	53,386	35,305
Special charges, net	(14,893)	(7,093)	(47,868)	(10,647)
Total	$2,069	$6,973	$5,518	$24,658

Depreciation and amortization expense:
North America	$16,475	$6,379	$35,988	$19,193
South America	8,295	2,106	13,068	6,391
Europe	7,249	3,089	21,034	9,153
Asia	5,247	5,605	16,343	13,802
Unallocated Corporate	(2,163)	430	(2,115)	1,282
Subtotal	35,103	17,609	84,318	49,821
Amortization of loan acquisition costs	1,670	607	3,970	1,821
Total	$36,773	$18,216	$88,288	$51,642

Capital spending:
North America	$6,221	$1,704	$23,079	$3,662
South America	3,489	807	7,223	1,126
Europe	4,399	1,877	8,420	2,926
Asia	5,134	3,914	12,618	26,437
Corporate	766	697	2,469	1,348
Total	$20,009	$8,999	$53,809	$35,499

In thousands	September 27, 2014	December 28, 2013
Division assets:
North America	$918,441	$644,913
South America	570,278	135,373
Europe	322,723	351,591
Asia	259,555	265,729
Corporate	56,619	66,914
Total	$2,127,616	$1,464,520
Note 19.  Certain Relationships and Related Party Transactions
In connection with the Merger, Holdings entered into a shareholders agreement (the “Shareholders Agreement”) with Blackstone and certain members of the Company's management. The Shareholders Agreement governs certain matters relating to ownership of Holdings, including with respect to the election of directors of our parent companies, restrictions on the issuance or transfer of shares, including tag-along rights and drag-along rights, other special corporate governance provisions and registration rights (including customary indemnification provisions). As of September 27, 2014, the Board of Directors of the Company includes two Blackstone members, four outside members and the Company’s Chief Executive Officer as an employee director. Furthermore, Blackstone has the power to designate all of the members of the Board of Directors of the Company and the right to remove any or all directors, with or without cause.
Management Services Agreement
Upon the completion of the Merger, the Company became party to a management services agreement (“Management Services Agreement”) with Blackstone Management Partners V L.L.C. (“BMP”), an affiliate of Blackstone. Under the Management Services Agreement, BMP (including through its affiliates) has agreed to provide certain monitoring, advisory and consulting services for an annual non-refundable advisory fee, to be paid at the beginning of each fiscal year, equal to the greater of (i) $3.0 million or (ii) 2.0% of the Company’s consolidated EBITDA (as defined under the credit agreement governing our ABL Facility) for the immediately preceding fiscal year. The amount of such fee shall be initially paid based on the Company’s then most current estimate of the Company’s projected EBITDA amount for the fiscal year immediately preceding the date upon which the advisory fee is paid. After completion of the fiscal year to which the fee relates and following the availability of audited financial statements for such period, the parties will recalculate the amount of such fee based on the actual consolidated EBITDA for such period and the Company or BMP, as applicable, shall adjust such payment as necessary based on the recalculated amount. Since the Merger, the Company's annual advisory fee has been $3.0 million, which the Company pays at the beginning of each year. The amount is included in Selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss).
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
The following Condensed Consolidating Financial Statements are presented to satisfy the disclosure requirements of Rule 3-10 of Regulation S-X. In accordance with Rule 3-10, the subsidiary guarantors are all 100% owned by PGI (the “Issuer”). The guarantees on the Senior Secured Notes are full and unconditional and all guarantees are joint and several. The information presents Condensed Consolidating Balance Sheets as of September 27, 2014 and December 28, 2013, Condensed Consolidating Statements of Comprehensive Income (Loss) for the three and nine months ended September 27, 2014 and September 28, 2013, and Condensed Consolidating Statements of Cash Flows for the nine months ended September 27, 2014 and September 28, 2013 of (1) PGI (Issuer), (2) the Guarantors, (3) the Non-Guarantors and (4) consolidating eliminations to arrive at the information for the Company on a consolidated basis.

Condensed Consolidating Balance Sheet
As of September 27, 2014

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$4,026	$112,897	$65,760	$—	$182,683
Accounts receivable, net	—	43,990	218,084	—	262,074
Inventories, net	(837)	50,697	132,345	—	182,205
Deferred income taxes	385	2,438	9,672	(2,823)	9,672
Other current assets	10,120	10,838	67,991	—	88,949
Total current assets	13,694	220,860	493,852	(2,823)	725,583
Property, plant and equipment, net	4,237	205,007	780,145	—	989,389
Goodwill	—	55,999	145,988	—	201,987
Intangible assets, net	36,489	120,011	15,253	—	171,753
Net investment in and advances to (from) subsidiaries	1,452,933	473,936	(754,385)	(1,172,484)	—
Deferred income taxes	—	—	3,621	—	3,621
Other noncurrent assets	289	9,383	25,611	—	35,283
Total assets	$1,507,642	$1,085,196	$710,085	$(1,175,307)	$2,127,616
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$119	$—	$15,683	$—	$15,802
Accounts payable and accrued liabilities	35,619	58,817	216,904	—	311,340
Income taxes payable	239	769	(537)	—	471
Deferred income taxes	—	(148)	8	1,148	1,008
Current portion of long-term debt	7,142	—	28,305	—	35,447
Total current liabilities	43,119	59,438	260,363	1,148	364,068
Long-term debt	1,413,551	—	26,579	—	1,440,130
Deferred income taxes	974	9,626	70,397	(3,971)	77,026
Other noncurrent liabilities	494	26,994	79,561	—	107,049
Total liabilities	1,458,138	96,058	436,900	(2,823)	1,988,273
Common stock	—	—	16,966	(16,966)	—
Polymer Group, Inc. shareholders’ equity	49,504	989,138	166,380	(1,155,518)	49,504
Noncontrolling interests	—	—	89,839	—	89,839
Total equity	49,504	989,138	273,185	(1,172,484)	139,343
Total liabilities and equity	$1,507,642	$1,085,196	$710,085	$(1,175,307)	$2,127,616

Condensed Consolidating Balance Sheet
As of December 28, 2013

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$2,068	$13,103	$70,893	$—	$86,064
Accounts receivable, net	—	46,828	147,999	—	194,827
Inventories, net	—	46,428	109,646	—	156,074
Deferred income taxes	385	2,438	2,318	(2,823)	2,318
Other current assets	1,887	12,696	44,513	—	59,096
Total current assets	4,340	121,493	375,369	(2,823)	498,379
Property, plant and equipment, net	2,756	207,256	442,768	—	652,780
Goodwill	—	54,683	60,645	—	115,328
Intangible assets, net	31,525	125,146	12,728	—	169,399
Net investment in and advances to (from) subsidiaries	1,013,856	615,314	(363,414)	(1,265,756)	—
Deferred income taxes	—	—	2,582	—	2,582
Other noncurrent assets	298	8,869	16,885	—	26,052
Total assets	$1,052,775	$1,132,761	$547,563	$(1,268,579)	$1,464,520
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$410	$—	$2,062	$—	$2,472
Accounts payable and accrued liabilities	36,510	61,950	209,271	—	307,731
Income taxes payable	369	—	3,244	—	3,613
Deferred income taxes	—	—	194	1,148	1,342
Current portion of long-term debt	3,039	—	10,758	—	13,797
Total current liabilities	40,328	61,950	225,529	1,148	328,955
Long-term debt	850,767	—	29,632	—	880,399
Deferred income taxes	974	12,543	23,689	(3,970)	33,236
Other noncurrent liabilities	1,810	31,718	28,663	—	62,191
Total liabilities	893,879	106,211	307,513	(2,822)	1,304,781
Common stock	—	—	16,966	(16,966)	—
Polymer Group, Inc. shareholders’ equity	158,896	1,026,550	222,241	(1,248,791)	158,896
Noncontrolling interests	—	—	843	—	843
Total equity	158,896	1,026,550	240,050	(1,265,757)	159,739
Total liabilities and equity	$1,052,775	$1,132,761	$547,563	$(1,268,579)	$1,464,520

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended September 27, 2014

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$46	$145,542	$352,150	$275	$498,013
Cost of goods sold	(93)	(117,548)	(299,605)	(275)	(417,521)
Gross profit	(47)	27,994	52,545	—	80,492
Selling, general and administrative expenses	(14,412)	(13,534)	(37,850)	—	(65,796)
Special charges, net	(3,886)	(229)	(10,778)	—	(14,893)
Other operating, net	146	96	2,024	—	2,266
Operating income (loss)	(18,199)	14,327	5,941	—	2,069
Other income (expense):
Interest expense	(20,569)	2,806	(11,019)	—	(28,782)
Debt modification and extinguishment costs	(2,612)	—	(2,375)	—	(4,987)
Intercompany royalty and technical service fees	2,301	1,150	(3,451)	—	—
Foreign currency and other, net	(6,803)	979	(20,764)	—	(26,588)
Equity in earnings of subsidiaries	(12,803)	(27,303)	—	40,106	—
Income (loss) before income taxes	(58,685)	(8,041)	(31,668)	40,106	(58,288)
Income tax (provision) benefit	3,457	(4,818)	2,498	—	1,137
Net income (loss)	(55,228)	(12,859)	(29,170)	40,106	(57,151)
Less: Earnings attributable to noncontrolling interests	—	—	(1,923)	—	(1,923)
Net income (loss) attributable to Polymer Group, Inc.	$(55,228)	$(12,859)	$(27,247)	$40,106	$(55,228)
Comprehensive income (loss) attributable to Polymer Group, Inc.	$(87,958)	$(45,806)	$(51,084)	$96,890	$(87,958)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended September 28, 2013

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$93,021	$201,840	$(5,882)	$288,979
Cost of goods sold	(93)	(77,996)	(168,572)	5,882	(240,779)
Gross profit	(93)	15,025	33,268	—	48,200
Selling, general and administrative expenses	(9,078)	(6,060)	(18,325)	—	(33,463)
Special charges, net	(6,539)	(37)	(517)	—	(7,093)
Other operating, net	36	(92)	(615)	—	(671)
Operating income (loss)	(15,674)	8,836	13,811	—	6,973
Other income (expense):
Interest expense	(14,800)	6,924	(5,309)	—	(13,185)
Intercompany royalty and technical service fees	1,425	1,681	(3,106)	—	—
Foreign currency and other, net	2,815	(5)	(512)	—	2,298
Equity in earnings of subsidiaries	15,695	989	—	(16,684)	—
Income (loss) before income taxes	(10,539)	18,425	4,884	(16,684)	(3,914)
Income tax (provision) benefit	2,272	(2,815)	(3,810)	—	(4,353)
Net income (loss)	$(8,267)	$15,610	$1,074	$(16,684)	$(8,267)
Comprehensive income (loss) attributable to Polymer Group, Inc.	$(3,272)	$23,413	$1,603	$(25,016)	$(3,272)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Nine Months Ended September 27, 2014

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$46	$441,790	$946,836	$(28,177)	$1,360,495
Cost of goods sold	(223)	(354,160)	(792,746)	28,177	(1,118,952)
Gross profit	(177)	87,630	154,090	—	241,543
Selling, general and administrative expenses	(37,442)	(41,994)	(106,063)	—	(185,499)
Special charges, net	(22,823)	(2,443)	(22,602)	—	(47,868)
Other operating, net	157	395	(3,210)	—	(2,658)
Operating income (loss)	(60,285)	43,588	22,215	—	5,518
Other income (expense):
Interest expense	(53,987)	9,406	(23,024)	—	(67,605)
Debt modification and extinguishment costs	(13,350)	—	(2,375)	—	(15,725)
Intercompany royalty and technical service fees	(4,898)	3,943	955	—	—
Foreign currency and other, net	16,114	854	(28,594)	—	(11,626)
Equity in earnings of subsidiaries	21,647	(25,764)	—	4,117	—
Income (loss) before income taxes	(94,759)	32,027	(30,823)	4,117	(89,438)
Income tax (provision) benefit	10,387	(10,403)	866	—	850
Net income (loss)	(84,372)	21,624	(29,957)	4,117	(88,588)
Less: Earnings attributable to noncontrolling interests	—	—	(4,216)	—	(4,216)
Net income (loss) attributable to Polymer Group, Inc.	$(84,372)	$21,624	$(25,741)	$4,117	$(84,372)
Comprehensive income (loss) attributable to Polymer Group, Inc.	$(113,412)	$(7,620)	$(44,583)	$52,203	$(113,412)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Nine Months Ended September 28, 2013

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$275,850	$607,758	$(16,009)	$867,599
Cost of goods sold	(129)	(234,710)	(504,313)	16,009	(723,143)
Gross profit	(129)	41,140	103,445	—	144,456
Selling, general and administrative expenses	(33,053)	(17,824)	(56,299)	—	(107,176)
Special charges, net	(8,364)	(176)	(2,107)	—	(10,647)
Other operating, net	55	(313)	(1,717)	—	(1,975)
Operating income (loss)	(41,491)	22,827	43,322	—	24,658
Other income (expense):
Interest expense	(37,274)	13,111	(13,429)	—	(37,592)
Intercompany royalty and technical service fees	4,181	4,985	(9,166)	—	—
Foreign currency and other, net	2,815	(252)	(2,585)	—	(22)
Equity in earnings of subsidiaries	42,848	6,679	—	(49,527)	—
Income (loss) before income taxes	(28,921)	47,350	18,142	(49,527)	(12,956)
Income tax (provision) benefit	6,521	(4,502)	(11,463)	—	(9,444)
Net income (loss)	$(22,400)	$42,848	$6,679	$(49,527)	$(22,400)
Comprehensive income (loss) attributable to Polymer Group, Inc.	$(18,652)	$48,449	$6,939	$(55,388)	$(18,652)

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 27, 2014

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$127,723	$178,124	$(293,789)	$—	$12,058
Investing activities:
Purchases of property, plant and equipment	(2,469)	(22,092)	(29,248)	—	(53,809)
Proceeds from the sale of assets	—	—	2,635	—	2,635
Acquisition of intangibles and other	(182)	—	—	—	(182)
Acquisitions, net of cash acquired	(356,039)	—	—	—	(356,039)
Intercompany investing activities, net	(361,604)	(421,262)	2,651	780,215	—
Net cash provided by (used in) investing activities	(720,294)	(443,354)	(23,962)	780,215	(407,395)
Financing activities:
Issuance of common stock	750	—	—	—	750
Proceeds from long-term borrowings	628,000	—	152	—	628,152
Proceeds from short-term borrowings	1,265	—	20,329	—	21,594
Repayment of long-term borrowings	(61,478)	—	(59,592)	—	(121,070)
Repayment of short-term borrowings	(1,556)	—	(6,666)	—	(8,222)
Loan acquisition costs	(21,289)	—	—	—	(21,289)
Debt modification costs	(1,680)	—	(2,375)	—	(4,055)
Intercompany financing activities, net	50,517	365,024	364,674	(780,215)	—
Net cash provided by (used in) financing activities	594,529	365,024	316,522	(780,215)	495,860
Effect of exchange rate changes on cash	—	—	(3,904)	—	(3,904)
Net change in cash and cash equivalents	1,958	99,794	(5,133)	—	96,619
Cash and cash equivalents at beginning of period	2,068	13,103	70,893	—	86,064
Cash and cash equivalents at end of period	$4,026	$112,897	$65,760	$—	$182,683

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 28, 2013

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(42,502)	$46,834	$(226)	$—	$4,106
Investing activities:
Purchases of property, plant and equipment	(23,703)	(2,663)	(9,133)	—	(35,499)
Proceeds from the sale of assets	—	—	25	—	25
Acquisition of intangibles and other	(260)	—	(4,226)	—	(4,486)
Intercompany investing activities, net	6,408	(59,073)	(5,000)	57,665	—
Net cash provided by (used in) investing activities	(17,555)	(61,736)	(18,334)	57,665	(39,960)
Financing activities:
Issuance of common stock	(222)	—	—	—	(222)
Proceeds from long-term borrowings	234	—	18,256	—	18,490
Proceeds from short-term borrowings	1,879	—	—	—	1,879
Repayment of long-term borrowings	(109)	—	(5,157)	—	(5,266)
Repayment of short-term borrowings	(2,476)	—	—	—	(2,476)
Loan acquisition costs	—	—	—	—	—
Intercompany financing activities, net	61,800	(1,408)	(2,727)	(57,665)	—
Net cash provided by (used in) financing activities	61,106	(1,408)	10,372	(57,665)	12,405
Effect of exchange rate changes on cash	—	—	248	—	248
Net change in cash and cash equivalents	1,049	(16,310)	(7,940)	—	(23,201)
Cash and cash equivalents at beginning of period	486	28,285	69,108	—	97,879
Cash and cash equivalents at end of period	$1,535	$11,975	$61,168	$—	$74,678

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
The terms "Polymer Group," " PGI," "the Company," "we," "us," and "our" and similar terms in this Report on Form 10-Q refer to Polymer Group, Inc. and its consolidated subsidiaries. The term "Parent" as used within this Report on Form 10-Q refers to Scorpio Acquisition Corporation, a Delaware corporation that owns 100% of the issued and outstanding capital stock of Polymer Group, Inc. The term "Holdings" as used within this Report on Form 10-Q refers to PGI Specialty Materials, Inc., a Delaware corporation that owns 100% of the Parent.
Overview
We are a leading global innovator and manufacturer of specialty materials, which are designed and engineered for use in a broad range of products that make the world safer, cleaner and healthier. We primarily manufacture nonwovens, which are fabric-like materials produced from polypropylene resins. Our materials can be made with specific value-added characteristics including absorbency, tensile strength, softness and barrier properties, among others. Our products are critical components used in consumer and industrial products for use in a wide array of applications. Primary applications in each of our target markets are as follows:

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
As a result, we have undertaken a series of actions to expand our global capabilities as well as focus on economic leadership. We believe these initiatives will help drive performance in our businesses, improve our overall cost structure and drive value for our stakeholders. The acquisition of Fiberweb further promotes our global capabilities with a differentiated product offering, but also increases our technological diversity with entry into an even broader array of products and applications, both of which reduces our exposure to any one region or manufacturing facility. Our recent acquisition in Brazil broadens our presence in the growing South American market.
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
Recent Developments
European Restructuring
On March 7, 2014, we announced our plan to exit the European roofing business in an effort to optimize our portfolio.  The plan included (1) the possible shutdown of selected manufacturing lines at our Berlin, Germany facility; (2) the possible closure of our manufacturing facilities in Aschersleben, Germany with the consolidation of its converting activities to Berlin and (3) possible workforce reductions at both facilities.  In July 2014, we ceased production of roofing materials in Berlin and shut down one of our manufacturing lines. As a result, we reclassified the remaining carrying value of the line to a held for sale asset on the Consolidated Balance Sheet at June, 28, 2014, and on July 9, 2014, signed a contract to sell the manufacturing line for €1.6 million recognizing no gain or loss on the sale. With respect to the manufacturing operations in Aschersleben, Germany, management continues to evaluate opportunities to sell the entire manufacturing facility or the equipment and related spare parts individually. We anticipate this will occur sometime in the fourth quarter 2014 after first fulfilling certain production commitments to existing customers, all of which is subject to continued compliance with our legal obligations.  Total cash restructuring costs for the exit plan (including both facilities) are expected to be within the range of €2.0 million to €6.5 million, a majority of which relate to employee-related expenses, including termination expenses, site closure costs and advisory fees.  The remaining charges are related to equipment relocation, startup and other costs.  We do not expect to incur any material non-cash impairment charges, given we began the acceleration of depreciation of the existing facilities and related assets being decommissioned in order to properly align the remaining useful lives of the assets with timing of the planned sale, shutdown/consolidation.
Providência Acquisition
On January 27, 2014, we announced that PGI Polímeros do Brazil, a Brazilian corporation and wholly-owned subsidiary of the Company ("PGI Acquisition Company"), entered into a Stock Purchase Agreement with Companhia Providência Indústria e Comércio, a Brazilian corporation ("Providência") and certain shareholders named therein. Pursuant to the terms and subject to the conditions of the Stock Purchase Agreement, PGI Acquisition Company agreed to acquire a 71.25% controlling interest in Providência (the “Providência Acquisition”). Providência is a leading manufacturer of nonwovens primarily used in hygiene applications as well as industrial and healthcare applications. Based in Brazil, Providência has three locations, including one in the United States.

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
Prior to completing the Providência Acquisition, Providência announced that production on three spunmelt lines at its Sao Jose dos Pinhais manufacturing facility were partially interrupted. The interruption was the result of an order by the Brazilian Ministry of Labor, pending remedial action by Providência to bring the facility into compliance with applicable Brazilian workplace safety regulations. The three lines were shut down from April 1, 2014 until early July 2014 when clearance was received from the Brazilian Ministry of Labor and production resumed. During the shut down period, the impact to sales volumes is estimated to be in excess of 6,500 metrics tons. In addition, the lines experienced certain start-up inefficiencies during the third quarter which continued as the facility began to resume more normalized operations near the end of the third quarter. During the shutdown and the subsequent ramp-up period, Providência incurred additional costs to bring the manufacturing lines into compliance as well as incurred higher relative overhead costs and increased scrap rates, which negatively impacted operating profit.
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
Results of Operations
We operate our business on a regional basis with profit accountability aligned with our physical presence. This reflects how the overall business is currently managed by our senior management and reviewed by the Board of Directors. In light of the recent acquisition of Providência, we realigned our reportable segments during the third quarter of 2014 to more closely reflect our corporate and business strategies and to promote additional productivity and growth. Reportable segments are now as follows: North America, South America, Europe and Asia. The operations previously reported in the Oriented Polymers segment are now included within the North America segment, along with the operations in Mexico. The South America segment includes the Providência operations in Brazil in addition to our previously existing operations in Colombia and Argentina. The Europe and Asia segments remain unchanged.
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
Three Months Ended September 27, 2014 Compared to the Three Months Ended September 28, 2013
The following table sets forth the period change for each category of the Statement of Comprehensive Income (Loss) for the three months ended September 27, 2014 as compared to the three months ended September 28, 2013, as well as each category as a percentage of net sales:

				Percentage of Net Sales for the Respective Period End
In thousands	Three Months Ended September 27, 2014	Three Months Ended September 28, 2013	Period Change Favorable (Unfavorable)	September 27, 2014	September 28, 2013
Net sales	$498,013	$288,979	$209,034	100.0%	100.0%
Cost of goods sold	(417,521)	(240,779)	(176,742)	83.8%	83.3%
Gross profit	80,492	48,200	32,292	16.2%	16.7%
Selling, general and administrative expenses	(65,796)	(33,463)	(32,333)	13.2%	11.6%
Special charges, net	(14,893)	(7,093)	(7,800)	3.0%	2.5%
Other operating, net	2,266	(671)	2,937	(0.5)%	0.2%
Operating income (loss)	2,069	6,973	(4,904)	0.4%	2.4%
Other income (expense):
Interest expense	(28,782)	(13,185)	(15,597)	5.8%	4.6%
Debt modification and extinguishment costs	(4,987)	—	(4,987)	1.0%	—%
Foreign currency and other, net	(26,588)	2,298	(28,886)	5.3%	(0.8)%
Income (loss) before income taxes	(58,288)	(3,914)	(54,374)	(11.7)%	(1.4)%
Income tax (provision) benefit	1,137	(4,353)	5,490	(0.2)%	1.5%
Net income (loss)	(57,151)	(8,267)	(48,884)	(11.5)%	(2.9)%
Less: Earnings attributable to noncontrolling interests	(1,923)	—	(1,923)	0.4%	—%
Net income (loss) attributable to Polymer Group, Inc.	$(55,228)	$(8,267)	$(46,961)	(11.1)%	(2.9)%
Net Sales

Net sales for the three months ended September 27, 2014 were $498.0 million, a $209.0 million increase compared with the three months ended September 28, 2013. A reconciliation presenting the components of the period change by each of our operating segments is as follows:

In millions	North America	South America	Europe	Asia	Total
Prior period	$137.2	$39.0	$67.9	$44.9	$289.0
Changes due to:
Volume	76.5	68.3	57.3	3.2	205.3
Price/product mix	1.0	0.7	0.4	1.4	3.5
Currency translation	(0.2)	—	0.3	0.1	0.2
Sub-total	77.3	69.0	58.0	4.7	209.0
End of period	$214.5	$108.0	$125.9	$49.6	$498.0
For the three months ended September 27, 2014, volumes increased $205.3 million compared with the three months ended September 28, 2013. The primary driver of the increase related to the contributions from Fiberweb, which represented an incremental $107.3 million for the period. In addition, our recent acquisition of Providência provided $91.1 million of net sales since the date of acquisition. Incremental volume growth of $3.2 million in Asia was driven by higher volumes sold in the hygiene and healthcare markets, both of which were supported by our recent capacity expansions. In Europe, increased sales into the technical specialties and wipes product markets increased net sales by $4.0 million. Improvements in the hygiene market provided $0.4 million of incremental volume growth in South America. Volumes decreased $0.7 million in North America, primarily driven by lower wipes and industrial markets sales.
For the three months ended September 27, 2014, net selling prices increased $3.5 million compared with the three months ended September 28, 2013. The pricing increase was primarily driven by product mix movements of $1.4 million in Asia. The increase was a result of a larger proportion of current quarter sales in the healthcare market compared with more prior quarter sales in the hygiene market, which have higher average selling prices. Improved pricing of $1.0 million in North America reflects the impacts of pricing initiatives implemented during the year. In addition, we experienced improved pricing of $0.7 million in South America and $0.4 million in Europe. The pricing increase primarily resulted from our passing through higher raw material costs associated with index-based selling agreements and market-based pricing trends.
Gross Profit
Gross profit for the three months ended September 27, 2014 was $80.5 million, a $32.3 million increase compared with the three months ended September 28, 2013. The primary driver of the increase related to the contributions from Fiberweb, which represented an incremental $21.6 million for the period, including contributions associated with integration synergies. In addition, contributions from Providência were $9.0 million, including $1.6 million related to the non-recurring amortization expense of the inventory step-up established as a result of the acquisition as well as the negative impact of start-up inefficiencies in Brazil as certain lines were returning to normal operations during the quarter.
Increases in net sales within each of our geographic regions, primarily in Europe and Asia, further provided incremental gross profit. In addition, the reduction of our labor component of cost of goods sold reflects the positive benefits of our cost reduction initiatives. However, these amounts were partially offset by lower net spreads (the difference between the change in raw material costs and selling prices) of $3.2 million as raw material costs increased, primarily impacting the North America and Asia segments. Other costs that impacted gross profit include an increase to our overhead component of cost of goods sold, primarily related to manufacturing costs in South America. As a result, gross profit as a percentage of net sales for the three months ended September 27, 2014 increased to 16.2% from 16.7% for the three months ended September 28, 2013.
Operating Income (Loss)
Operating income for the three months ended September 27, 2014 was $2.1 million, a $4.9 million decrease compared with the three months ended September 28, 2013. A reconciliation presenting the components of the period change by each of our operating divisions is as follows:

In millions	North America	South America	Europe	Asia	Corporate/ Other	Total
Prior period	$14.5	$2.2	$2.5	$4.1	$(16.3)	$7.0
Changes due to:
Volume	15.0	(2.8)	(4.5)	1.0	—	8.7
Price/product mix	1.0	0.7	0.4	1.4	—	3.5
Raw material cost	(2.3)	(1.3)	(0.7)	(2.4)	—	(6.7)
Manufacturing costs	0.5	(2.1)	0.8	0.2	—	(0.6)
Currency translation	(0.2)	1.6	—	(2.3)	5.3	4.4
Depreciation and amortization	0.8	0.1	—	0.4	(0.1)	1.2
Purchase accounting	(5.5)	(2.0)	3.8	—	—	(3.7)
Special charges	—	—	—	—	(7.8)	(7.8)
All other	(1.1)	0.1	0.1	(0.3)	(2.7)	(3.9)
Sub-total	8.2	(5.7)	(0.1)	(2.0)	(5.3)	(4.9)
End of period	$22.7	$(3.5)	$2.4	$2.1	$(21.6)	$2.1
The amounts for acquisition and integration expenses as well as special charges have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended September 27, 2014 were $65.8 million, a $32.3 million increase compared with the three months ended September 28, 2013. The increase was primarily related to the inclusion of Fiberweb, which added an incremental $15.8 million of costs for the period. In addition, expenses related to our recent acquisition of Providência added $11.1 million to selling, general and administrative expenses. Other selling general and administrative expenses increased $5.5 million compared to the prior year. Factors that contributed to the increase include higher incentive compensation and Blackstone-related management fees as well as increased selling, marketing and freight expenses. In addition, we incurred higher employee-related expenses and costs related to third-party fees and expenses. As a result, selling, general and administrative expenses as a percentage of net sales increased to 13.2% for the three months ended September 27, 2014 from 11.6% for the three months ended September 28, 2013. The three months ended September 28, 2013 include $0.7 million of expenses related to the announced retirement, and simultaneous appointment of, our Chief Executive Officer position.
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
Special charges for the three months ended September 27, 2014 were $14.9 million and consisted of the following components:

•	$6.9 million related to non-cash goodwill impairment charge in South America segment

•	$4.3 million related to professional fees and other transaction costs associated with our acquisition of Providência

•	$2.6 million related to integration costs associated with our acquisition of Fiberweb

•	$0.5 million related to cost associated with our internal redesign and restructuring of global operations initiatives

•	$0.1 million related to separation and severance expenses associated with our plant realignment cost initiatives

•	$0.5 million related to other corporate initiatives
Special charges for the three months ended September 28, 2013 were $7.1 million and consisted of the following components:

•	$6.2 million related to professional fees and other transaction costs associated with our acquisition of Fiberweb

•	$0.4 million related to separation and severance expenses associated with our plant realignment cost initiatives

•	$0.2 million related to cost associated with our internal redesign and restructuring of global operations initiatives

•	$0.3 million related to other corporate initiatives
The amounts included in Special charges, net have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.
Other Operating, net
For the three months ended September 27, 2014, other operating expense totaled $2.3 million, of which $1.5 million was associated with foreign currency losses. These losses were partially offset by $0.8 million related to other operating income. Other operating expense for the three months ended September 28, 2013 was $0.7 million. Amounts associated with foreign currency losses on operating assets and liabilities totaled $0.7 million. These losses were partially offset by less than $0.1 million of other operating income.
Other Income (Expense)
Interest expense for the three months ended September 27, 2014 and the three months ended September 28, 2013 was $28.8 million and $13.2 million, respectively. The increase primarily relates to interest expense and amortization of debt issuance costs associated with the Term Loans and the Senior Unsecured Notes, both of which were used to fund our recent acquisitions. Combined, we realized an additional $13.4 million of expense associated with changes to our debt structure as a result of the Fiberweb and Providência transactions.
During the three months ended September 27, 2014, we redeemed $56.0 million of the Senior Secured Notes at a redemption price of 103.0% of the aggregate principal amount plus any accrued and unpaid interest. As a result, we recognized a loss on debt extinguishment of $2.6 million. In addition, we entered into an assignment agreement with a third-party financial institution to transfer, to us, their rights and obligations under an export credit facility acquired in the acquisition of Providência. Fees related to the assignment totaled $2.4 million during the period. These costs are included within Debt modification and extinguishment costs.
Foreign currency and other, net was an expense of $26.6 million for the three months ended September 27, 2014. The main driver of the expense related to $19.5 million associated with foreign currency losses on non-operating assets and liabilities. A majority of the loss occurred in South America as the U.S. dollar strengthened significantly against local currencies in Brazil and Argentina. In addition, non-operating asset values in Europe created currency losses as the Euro weakened against the U.S. dollar. Other non-operating expenses totaled $7.1 million and included $5.9 million associated with the changes in fair value of a series options related to the Mandatory Tender Offer and the deferred portion of the purchase price. In addition, we incurred $0.5 million of non-operating expenses, primarily associated with factoring fees as well as $0.7 million of expenses related to Providência. For the three months ended September 28, 2013, foreign currency and other, net provided $2.3 million. The main driver of the benefit related to a foreign exchange forward contract associated with our proposed acquisition of Fiberweb, which provided $2.9 million to the quarter. The gain was partially offset by $0.3 million associated with foreign currency losses on non-operating assets and liabilities. In addition, we incurred $0.3 million related to other non-operating expenses, primarily associated with factoring fees..
Income Tax (Provision) Benefit
During the three months ended September 27, 2014, we recognized an income tax benefit of $1.1 million on consolidated pre-tax book loss from continuing operations of $58.3 million. During the three months ended September 28, 2013, we recognized income tax provision of $4.4 million on consolidated pre-tax book loss from continuing operations of $3.9 million. The combination of our income tax provision and our recorded loss from operations before income taxes resulted in a negative effective tax rate for the period. Our income tax expense in 2014 and 2013 is different than such expense determined at the U.S. federal statutory rate due to losses in certain jurisdictions for which no income tax benefits are anticipated, foreign withholding taxes for which tax credits are not anticipated, changes in the amounts recorded for tax uncertainties, foreign taxes calculated at statutory rates different than the U.S. federal statutory rate, and the application of intraperiod tax allocation rules.
Earnings Attributable to Noncontrolling Interests
Earnings attributable to noncontrolling interests for the three months ended September 27, 2014 was a loss of $1.9 million. Noncontrolling interests represent the minority partners' interest in the income or loss of consolidated subsidiaries which are not wholly-owned by us. Our acquisition of Providência represents a 71.25% controlling interest. As a result, we incurred $1.8 million related to the noncontrolling interest during the current period. In association with the acquisition of Fiberweb, the Company assumed control of Terram Geosynthetics Private Limited, a joint venture located in Gujarat, India in which we maintain a 65% controlling interest. As a result, we incurred $0.1 million related to the noncontrolling interest during the current period.
Nine Months Ended September 27, 2014 Compared to the Nine Months Ended September 28, 2013
The following table sets forth the period change for each category of the Statement of Comprehensive Income (Loss) for the nine months ended September 27, 2014 as compared to the nine months ended September 28, 2013, as well as each category as a percentage of net sales:

				Percentage of Net Sales for the Respective Period End
In thousands	Nine Months Ended September 27, 2014	Nine Months Ended September 28, 2013	Period Change Favorable (Unfavorable)	September 27, 2014	September 28, 2013
Net sales	$1,360,495	$867,599	$492,896	100.0%	100.0%
Cost of goods sold	(1,118,952)	(723,143)	(395,809)	82.2%	83.3%
Gross profit	241,543	144,456	97,087	17.8%	16.7%
Selling, general and administrative expenses	(185,499)	(107,176)	(78,323)	13.6%	12.4%
Special charges, net	(47,868)	(10,647)	(37,221)	3.5%	1.2%
Other operating, net	(2,658)	(1,975)	(683)	0.2%	0.2%
Operating income (loss)	5,518	24,658	(19,140)	0.4%	2.8%
Other income (expense):
Interest expense	(67,605)	(37,592)	(30,013)	5.0%	4.3%
Debt modification and extinguishment costs	(15,725)	—	(15,725)	1.2%	—%
Foreign currency and other, net	(11,626)	(22)	(11,604)	0.9%	—%
Income (loss) before income taxes	(89,438)	(12,956)	(76,482)	(6.6)%	(1.5)%
Income tax (provision) benefit	850	(9,444)	10,294	(0.1)%	1.1%
Net income (loss)	(88,588)	(22,400)	(66,188)	(6.5)%	(2.6)%
Less: Earnings attributable to noncontrolling interests	(4,216)	—	(4,216)	0.3%	—%
Net income (loss) attributable to Polymer Group, Inc.	$(84,372)	$(22,400)	$(61,972)	(6.2)%	(2.6)%
Net Sales
Net sales for the nine months ended September 27, 2014 were $1,360.5 million, a $492.9 million increase compared with the nine months ended September 28, 2013. A reconciliation presenting the components of the period change by each of our operating segments is as follows:

In millions	North America	South America	Europe	Asia	Total
Prior period	$409.4	$113.8	$219.1	$125.3	$867.6
Changes due to:
Volume	187.9	88.6	184.2	21.0	481.7
Price/product mix	7.0	2.6	(1.3)	(3.6)	4.7
Currency translation	(1.1)	—	7.0	0.6	6.5
Sub-total	193.8	91.2	189.9	18.0	492.9
End of period	$603.2	$205.0	$409.0	$143.3	$1,360.5
For the nine months ended September 27, 2014, volumes increased by $481.7 million compared with the nine months ended September 28, 2013. The primary driver of the increase related to the contributions from Fiberweb, which represented an incremental $340.9 million for the period. In addition, our recent acquisition of Providência provided $111.8 million of net sales since the date of acquisition. Incremental volume growth of $21.0 million in Asia was driven by higher volumes sold in the hygiene and healthcare markets, both of which were supported by our recent capacity expansions. In Europe, increased sales into the technical specialties and wipes product markets increased net sales by $9.2 million. Improvements in the hygiene market provided

$4.2 million of incremental volume growth in South America. Volumes decreased $5.4 million in North America, primarily driven by lower wipes and industrial markets sales as well as the timing of customer orders.
For the nine months ended September 27, 2014, net selling prices increased $4.7 million compared with the nine months ended September 28, 2013. The pricing increase was primarily driven by higher net selling prices of $7.0 million in North America, which reflects the impacts of pricing initiatives implemented during the year. In addition, we experienced pricing improvements in South America of $2.6 million. The pricing increase, which primarily resulted from our passing through higher raw material costs associated with index-based selling agreements and market-based pricing trends, more than offset lower selling prices of $1.3 million in Europe. Product mix movements in Asia impacted net sales by $3.6 million. The decrease was a result of a larger proportion of current year sales in the hygiene market compared with more prior year sales in the healthcare market, which have higher average selling prices.
Gross Profit
Gross profit for the nine months ended September 27, 2014 was $241.5 million, a $97.1 million increase compared with the nine months ended September 28, 2013. The primary driver of the increase related to the contributions from Fiberweb, which represented an incremental $76.1 million for the period, including contributions associated with integration synergies. In addition, contributions from Providência were $14.5 million, including $4.9 million related to the non-recurring amortization expense of the inventory step-up established as a result of the acquisition as well as the negative impact of start-up inefficiencies in Brazil as certain lines were returning to normal operations during the third quarter.
Increases in net sales within each of our geographic regions, primarily in Europe and Asia, further provided incremental gross profit. In addition, our reduction of our labor component of cost of goods sold reflects the positive benefits of our cost reduction initiatives. However, these amounts were partially offset by lower net spreads (the difference between the change in raw material costs and selling prices) of $10.3 million as raw material costs increased, primarily impacting the Asia and South America segments. Other costs that impacted gross profit include an increase to our overhead component of cost of goods sold, primarily related to increased manufacturing costs in South America and increased depreciation in Asia. These amounts were partially offset by improved manufacturing efficiencies in North America and Asia. As a result, gross profit as a percentage of net sales for the nine months ended September 27, 2014 increased to 17.8% from 16.7% for the nine months ended September 28, 2013.
Operating Income (Loss)
Operating income for the nine months ended September 27, 2014 was $5.5 million, a $19.2 million decrease compared with the nine months ended September 28, 2013. A reconciliation presenting the components of the period change by each of our operating divisions is as follows:

In millions	North America	South America	Europe	Asia	Corporate/ Other	Total
Prior period	$40.4	$5.3	$9.2	$13.7	$(43.9)	$24.7
Changes due to:
Volume	32.1	1.4	0.8	7.0	—	41.3
Price/product mix	7.0	2.5	(1.3)	(3.6)	—	4.6
Raw material cost	(7.2)	(5.0)	(0.1)	(2.6)	—	(14.9)
Manufacturing costs	1.8	(2.9)	0.1	1.2	—	0.2
Currency translation	0.1	7.0	0.9	(2.1)	0.1	6.0
Depreciation and amortization	2.4	0.5	(0.2)	(2.5)	—	0.2
Purchase accounting	(9.6)	(4.6)	2.5	—	—	(11.7)
Special charges	—	—	—	—	(37.2)	(37.2)
All other	(3.6)	(1.0)	0.8	(0.2)	(3.7)	(7.7)
Sub-total	23.0	(2.1)	3.5	(2.8)	(40.8)	(19.2)
End of period	$63.4	$3.2	$12.7	$10.9	$(84.7)	$5.5
The amounts for acquisition and integration expenses as well as special charges have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended September 27, 2014 were $185.5 million, a $78.3 million increase compared with the nine months ended September 28, 2013. The increase was primarily related to the inclusion of Fiberweb, which added an incremental $54.1 million of costs for the period. In addition, expenses related to our recent acquisition of Providência added $18.8 million to selling, general and administrative expenses. Other selling general and administrative expenses increased $5.4 million compared to the prior year. Factors that contributed to the increase include higher incentive compensation and Blackstone-related management fees as well as increased selling, marketing and freight expenses. However, these costs were partially offset by a reduction in third-party fees and expenses and lower stock-based compensation expense. As a result, selling, general and administrative expenses as a percentage of net sales increased to 13.6% for the nine months ended September 27, 2014 from 12.4% for the nine months ended September 28, 2013. The nine months ended September 28, 2013 include $5.3 million of expenses related to the announced retirement, and simultaneous appointment of, our Chief Executive Officer position.
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
Special charges for the nine months ended September 27, 2014 were $47.9 million and consisted of the following components:

•	$19.2 million related to professional fees and other transaction costs associated with our acquisition of Providência

•	$10.1 million related to separation and severance expenses associated with our plant realignment cost initiatives

•	$10.1 million related to professional fees and other transaction costs associated with our acquisition of Fiberweb

•	$6.9 million related to non-cash goodwill impairment charge in South America segment

•	$1.0 million related to cost associated with our internal redesign and restructuring of global operations initiatives

•	$0.6 million related to other corporate initiatives
Special charges for the nine months ended September 28, 2013 were $10.6 million and consisted of the following components:

•	$6.2 million related to professional fees and other transaction costs associated with our acquisition of Fiberweb

•	$2.2 million related to cost associated with our internal redesign and restructuring of global operations initiatives

•	$1.5 million related to separation and severance expenses associated with our plant realignment cost initiatives

•	$0.7 million related to other corporate initiatives
The amounts included in Special charges, net have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.
Other Operating, net
For the nine months ended September 27, 2014, other operating expense totaled $2.7 million, of which $5.1 million was associated with foreign currency losses. These losses were partially offset by $2.4 million related to other operating income. Other operating expense for the nine months ended September 28, 2013 was $2.0 million. Amounts associated with foreign currency losses on operating assets and liabilities totaled $2.2 million. These losses were partially offset by $0.2 million of other operating income.
Other Income (Expense)
Interest expense for the nine months ended September 27, 2014 and the nine months ended September 28, 2013 was $67.6 million and $37.6 million, respectively. The increase primarily relates to interest expense and amortization of debt issuance costs associated with the Term Loans and the Senior Unsecured Notes, both of which were used to fund our recent acquisitions. Combined, we realized an additional $23.8 million of expense associated with changes to our debt structure as a result of the Fiberweb and Providência transactions.
During the nine ended September 27, 2014, we redeemed $56.0 million of the Senior Secured Notes at a redemption price of 103.0% of the aggregate principal amount plus any accrued and unpaid interest. As a result, we recognized a loss on debt extinguishment of $2.6 million. In addition, we entered into an assignment agreement with a third-party financial institution to transfer, to us, their rights and obligations under an export credit facility acquired in the acquisition of Providência. Fees related to the assignment totaled $2.4 million during the period. In association with the acquisition of Providência, we incurred $21.3 million of loan acquisition costs, of which $10.7 million was expensed as incurred during the second quarter of 2014. These amounts are included within Debt modification and extinguishment costs.
Foreign currency and other, net was an loss of $11.6 million for the nine months ended September 27, 2014. The main driver of the expense related to $21.7 million associated with foreign currency losses on non-operating assets and liabilities. A majority of the loss occurred in South America as the U.S. dollar strengthened significantly against local currencies in Brazil and Argentina. In addition, non-operating asset values in Europe created currency losses as the Euro weakened against the U.S. dollar. Other non-operating income totaled $10.1 million and included the settlement of a foreign exchange forward contracts associated with the Providência Acquisition, which provided $18.9 million of income realized at the date of acquisition. However, these amounts were partially offset by $1.4 million of non-operating expenses, primarily associated with factoring fees as well as $5.0 million of expenses associated with Providência. Other costs recognized included $2.4 million associated with the changes in fair value of a series options related to the Mandatory Tender Offer and the deferred portion of the purchase price. For the nine months ended September 28, 2013, foreign currency and other was an expense of less than $0.1 million. Items impacting the results include $1.3 million associated with foreign currency losses on non-operating assets and liabilities as well as $1.1 million of other non-operating expenses, primarily associated with factoring fees. In addition, we incurred $0.5 million related to the release of a FIN 48 tax indemnification asset. However, these amounts were offset by the benefit related to a foreign exchange forward contract associated with our proposed acquisition of Fiberweb, which provided $2.9 million to the period.
Income Tax (Provision) Benefit
During the nine months ended September 27, 2014, we recognized an income tax benefit of $0.9 million on consolidated pre-tax book loss from continuing operations of $89.4 million. During the nine months ended September 28, 2013, we recognized income tax provision of $9.4 million on consolidated pre-tax book loss from continuing operations of $13.0 million. The combination of our income tax provision and our recorded loss from operations before income taxes resulted in a negative effective tax rate for the period. Our income tax expense in 2014 and 2013 is different than such expense determined at the U.S. federal statutory rate due to losses in certain jurisdictions for which no income tax benefits are anticipated, foreign withholding taxes for which tax credits are not anticipated, changes in the amounts recorded for tax uncertainties, foreign taxes calculated at statutory rates different than the U.S. federal statutory rate, and the application of intraperiod tax allocation rules.
Earnings Attributable to Noncontrolling Interests
Earnings attributable to noncontrolling interests for the nine months ended September 27, 2014 was a loss of $4.2 million. Noncontrolling interests represent the minority partners' interest in the income or loss of consolidated subsidiaries which are not wholly-owned by us. Our acquisition of Providência represents a 71.25% controlling interest. As a result, we incurred $4.0 million related to the noncontrolling interest during the current period. In association with the acquisition of Fiberweb, the Company assumed control of Terram Geosynthetics Private Limited, a joint venture located in Gujarat, India in which we maintain a 65% controlling interest. As a result, we incurred $0.2 million related to the noncontrolling interest during the current period.

Liquidity and Capital Resources
The following table contains several key measures of our financial condition and liquidity:

In millions	September 27, 2014	December 28, 2013
Balance Sheet Data:
Cash and cash equivalents	$182.7	$86.1
Operating working capital (1)	132.9	43.2
Total assets	2,127.6	1,464.5
Total debt	1,491.4	896.7
Total Polymer Group, Inc. shareholders’ equity	49.5	158.9
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
•Debt service requirements
•Funding of working capital
•Funding of capital expenditures
Our primary sources of liquidity include cash balances on hand, cash flows from operations, cash inflows from the sale of certain accounts receivables through our factoring arrangements, proceeds from notes offerings, borrowing availability under our existing credit facilities and our ABL Facility. We expect our cash on hand and cash flow from operations (which may fluctuate due to short-term operational requirements), combined with the current borrowing availability under our existing credit facilities and our ABL Facility, to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending during the next twelve month period and our ongoing operations, projected working capital requirements and capital spending during the foreseeable future.
On January 28, 2011, pursuant to an Agreement and Plan of Merger, dated as of October 4, 2010, we were acquired by affiliates of Blackstone along with certain members of the Company's management for an aggregate purchase price of $403.5 million. In addition, we have subsequently increased our debt balances in association with our acquisitions of Fiberweb and Providência. As a result, we are highly leveraged and our liquidity requirements are significant, primarily due to our debt service requirements. Cash interest payments for the nine months ended September 27, 2014 were $72.0 million. We had $182.7 million of cash and cash equivalents on hand and an additional $42.6 million of undrawn availability under our ABL Facility as of September 27, 2014. The availability under our ABL Facility is determined in accordance with a borrowing base which can fluctuate due to various factors.
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
At September 27, 2014, we had $182.7 million of cash and cash equivalents on hand, of which $65.8 million was held by subsidiaries outside of the U.S., the majority of which was available for repatriation through various intercompany arrangements. In addition, our U.S. legal entities in the past have also borrowed cash, on a temporary basis, from our foreign subsidiaries to meet U.S. obligations via short-term intercompany loans. Our U.S. legal entities may in the future borrow from our foreign subsidiaries.
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
Cash Flows
The following table sets forth the major categories of cash flows:

In millions	Nine Months Ended September 27, 2014	Nine Months Ended September 28, 2013
Cash Flow Data:
Net cash provided by (used in) operating activities	$12.0	$4.1
Net cash provided by (used in) investing activities	(407.4)	(40.0)
Net cash provided by (used in) financing activities	495.9	12.4
Total	$100.5	$(23.5)
Operating Activities
Net cash provided by operating activities for the nine months ended September 27, 2014 was $12.0 million, of which net income provided $20.5 million after adjusting for non-cash transactions. Working capital requirements used $39.4 million, after adjusting for the net assets purchased in the Providência Acquisition, and was significantly impacted by cash outflows for transaction and integration related spending during the current period. The primary driver of the working capital outflow related to a $22.0 million increase in accounts receivable, which resulted from increased sales during the period as well as from our passing through higher raw material costs associated with index-based selling agreements and market-based pricing trends. Days sales outstanding was 48 days at September 27, 2014 as compared 45 days at year end. Inventory increased $6.7 million as a result of the higher average purchase price of raw materials. Inventory on hand was 40 days at September 27, 2014 compared with 41 days at year end. Other current assets increased $1.3 million (after a $6.9 million adjustment for the non-cash impact of the Providência Contracts) primarily due to the timing of prepaid items as well as the timing of payments from our factoring agents. In addition, accounts payables and accrued expenses decreased $9.4 million. Trade accounts payable were impacted by the timing of supplier payments while accrued expenses were impacted by the timing of vendor payments and the bi-annual interest payment associated with our Senior Secured Notes, restructuring programs and employee-related expenses. As a result, accounts payable days decreased to 68 days at September 27, 2014 from 80 days at year end. We continues to focus on working capital management, however, changes in raw material prices and the associated lag effect on selling prices can impact accounts receivable and inventory balances.
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
Investing Activities

Net cash used in investing activities for the nine months ended September 27, 2014 was $407.4 million. The primary driver of the outflow related to the Providência Acquisition, where we acquired Providência for an aggregate purchase price of $424.6 million, of which $356.0 was cash consideration, net of cash acquired. Property, plant and equipment expenditures totaled $53.8 million and related to machinery and equipment upgrades that extend the useful life and/or increased the functionality of the asset as well as other various projects.
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
Financing Activities
Net cash provided by financing activities for the nine months ended September 27, 2014 was $495.9 million. The primary driver of the inflow related to the $415.0 million of proceeds from borrowings under our Senior Secured Credit Agreement as well as the proceeds from the issuance of $210.0 million of 6.875% Senior Unsecured Notes. These amounts were used to fund the Providência Acquisition and repay a portion of our outstanding debt. Other borrowings totaled $21.6 million and primarily related to short-term credit facilities used to finance various investments in Non-U.S. jurisdictions and certain liquidity requirements. These amounts were partially offset by repayments of $129.3 million and $25.3 million of costs associated with our debt.
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
Indebtedness
The following table summarizes our outstanding debt at September 27, 2014:

In thousands	Currency	Matures	Interest Rate	Outstanding Balance
Term Loans	USD	2018	5.25%	$706,510
Senior Secured Notes	USD	2019	7.75%	504,000
Senior Unsecured Notes	USD	2019	6.875%	210,000
ABL Facility	USD	2016	—	—
Argentina credit facilities:
Nacion Facility	USD	2016	3.13%	5,843
Galicia Facility	ARS	2016	15.25%	2,367
China Credit Facility	USD	2015	5.43%	22,420
Brazil export credit facilities:
Itaú Facility ($)	USD	2018	4.85%	—
Itaú Facility (R$)	BRL	2016	8.00%	20,720
Recovery Zone Facility Bonds	USD	2030	2.50%	—
India Loans	INR	2017	14.70%	2,771
Capital lease obligations	Various	2014-2018	Various	946
Total long-term debt including current maturities				1,475,577
Short-term borrowings	Various	2014	Various	15,802
Total debt				$1,491,379

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
Borrowings bear interest at a fluctuating rate per annum equal to, at our option, (i) a base rate equal to the highest of (a) the federal funds rate plus ½ of 1%, (b) the rate of interest in effect for such day as publicly announced from time to time by Citicorp North America, Inc. as its "prime rate" and (c) the LIBOR rate for a one-month interest period plus 1.0% (provided that in no event shall such base rate with respect to the Term Loans be less than 2.0% per annum), in each case plus an applicable margin of 3.25% or (ii) a LIBOR rate for the applicable interest period (provided that in no event shall such LIBOR rate with respect to the Term Loans be less than 1.0% per annum) plus an applicable margin of 4.25%. The applicable margin for the Term Loans is subject to a 25 basis point step-down upon the achievement of a certain senior secured net leverage ratio. We are required to repay installments on the Term Loans in quarterly installments in aggregate amounts equal to 1.0% per annum of their funded total principal amount, with the remaining amount payable on the maturity date.
On June 10, 2014, we entered into an incremental term loan amendment (the "Incremental Amendment") to the existing Term Loans in which we obtained $415.0 million of commitments for incremental term loans from the existing lenders, the terms of which are substantially identical to the terms of the Term Loans. Pursuant to the Incremental Amendment, we borrowed $310.0 million, the proceeds of which were used to fund a portion of the consideration paid for the Providência Acquisition. The remaining commitments were available for borrowing until December 31, 2014. However, we used the proceeds from remaining commitments to repay existing indebtedness during the third quarter.
The Term Loans are secured (i) together with the Tranche 2 loans, on a first-priority lien basis by substantially all of the assets of ours, and any existing and future subsidiary guarantors (other than collateral securing the ABL Facility on a first-priority basis), including all of the capital stock of ours and each restricted subsidiary (which, in the case of foreign subsidiaries, will be limited to 65% of the capital stock of each first-tier foreign subsidiary) and (ii) on a second-priority basis by the collateral securing the ABL Facility, in each case, subject to certain exceptions and permitted liens. We may voluntarily repay outstanding loans at any time without premium or penalty, other than a voluntary prepayment of Term Loans in connection with a repricing transaction on or prior to the date that is six months after the closing date of the Incremental Amendment and customary "breakage" costs with respect to LIBOR loans.
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

Senior Secured Notes
In connection with the Merger, we issued $560.0 million of 7.75% Senior Secured Notes due 2019 on January 28, 2011. The notes are fully and unconditionally guaranteed, jointly and severally on a senior secured basis, by each of the Polymer Group's wholly-owned domestic subsidiaries. Interest on the notes is paid semi-annually on February 1 and August 1 of each year. On July 23, 2014, we redeemed $56.0 million of the Senior Secured Notes at a redemption price of 103.0% of the aggregate principal amount plus any accrued and unpaid interest, to, but excluding, July 23, 2014. The redemption amount was funded by proceeds from the Incremental Amendment. Pursuant to ASC 470, "Modifications and Extinguishments" ("ASC 470"), we recognized a loss on debt extinguishment of $2.6 million, which included $0.9 million related to unamortized debt issuance costs. As the nature of this transaction related to a non-operating event, the loss on extinguishment is included in Debt modifications and extinguishment costs in the current period.
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
Based on current average excess availability, the borrowings under the ABL Facility will bear interest at a rate per annum equal to, at our option, either (A) British Bankers Association LIBOR Rate (“LIBOR”) (adjusted for statutory reserve requirements) plus a margin of (i) 2.00% in the case of Tranche 1 or (ii) 4.00% in the case of Tranche 2; or (B) the higher of (a) the rate of interest in effect for such day as publicly announced from time to time by Citibank, N.A. as its "prime rate" and (b) the federal funds effective rate plus ½ of 1.0% (“ABR”) plus a margin of (x) 1.00% in the case of Tranche 1 or (y) 3.00% in the case of the Tranche 2. As of September 27, 2014, the Company had no outstanding borrowings under the ABL Facility. The borrowing base availability was $61.9 million, however, outstanding letters of credit in the aggregate amount of $19.3 million left $42.6 million available for additional borrowings. The aforementioned letters of credit were primarily provided to certain administrative service providers and financial institutions. None of these letters of credit had been drawn on as of September 27, 2014.
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
In connection with the Merger, we repaid and terminated the Argentine peso-denominated loans. In addition, the U.S. dollar-denominated loan was adjusted to reflect its fair value as of the date of the Merger. As a result, we recorded a contra-liability in Long-term debt and will amortize the balance over the remaining life of the facility. At September 27, 2014, the face amount of the outstanding indebtedness under the U.S. dollar-denominated loan was $6.0 million, with a carrying amount of $5.8 million and a weighted average interest rate of 3.13%.
Galicia Facility
On September 27, 2013, our subsidiary in Argentina entered into an arrangement with a banking institution in Argentina in order to partially finance the upgrade of a manufacturing line at its facility located near Buenos Aires, Argentina. The maximum borrowings available under the facility, excluding any interest added to principal, is 20.0 million Argentine pesos (approximately $3.5 million). The three-year term of the agreement began with the date of the first draw down on the facility, which occurred in the third quarter of 2013, with payments required in twenty-five equal monthly installments beginning after one year. Borrowings will bear interest at 15.25%. As of September 27, 2014, the outstanding balance under the facility was $2.4 million. The remainder of the upgrade is expected to be financed by existing cash balances and cash generated from operations.
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
The maximum borrowings available under the facility, excluding any interest added to principal, were $25.0 million. At December 28, 2013, the outstanding balance under the Hygiene Facility was $24.9 million with a weighted-average interest rate of 5.46%. We repaid $2.5 million of the principal balance during 2014 using a combination of existing cash balances and cash generated from operations. As a result, the outstanding balance under the Hygiene Facility was $22.4 million at September 27, 2014 with a weighted average interest rate of 5.43%.
Brazil Export Credit Facilities
As a result of the acquisition of Providência, we assumed a U.S. dollar-denominated export credit facility with Itaú Unibanco S.A., pursuant to which Providência borrowed $52.4 million in the third quarter of 2011 for the purpose of financing certain export transactions from Brazil. Borrowings bear interest at 4.85% per annum, payable semi-annually. Principal payments are due in 11 equal installments, beginning in September 2013 and ending at final maturity in September 2018. The facility is secured by interests in the receivables related to the exports financed by the facility.

On September 22, 2014, we entered into an assignment agreement with Itaú Unibanco S.A in order to transfer their rights and obligations under the agreement to us. The purchase price for the assigned interest totaled $45.2 million, which we funded with a portion of the proceeds from the Incremental Amendment. Pursuant to ASC 470, we recognized a loss on debt extinguishment of $2.4 million. As the nature of this transaction related to a non-operating event, the loss on extinguishment is included in Debt modifications and extinguishment costs in the current period.
As a result of the acquisition of Providência, we assumed a Brazilian real-denominated export credit facility with Itaú Unibanco S.A., pursuant to which Providência borrowed R$50.0 million in the first quarter of 2013 for the purpose of financing certain export transactions from Brazil. Borrowings bear interest at 8.0% per annum, payable quarterly. The facility matures in February 2016 and is unsecured. At September 27, 2014, outstanding borrowings under the facility totaled $20.7 million.
Recovery Zone Facility Bonds
As a result of the acquisition of Providência, we assumed a loan agreement in connection with the issuance of a like amount of recovery zone facility bonds by the Iredell County Industrial Facilities and Pollution Control Financing Authority. The proceeds of $9.1 million were used to finance, in part, the construction of a manufacturing facility in Statesville, North Carolina. The borrowings bear interest at a floating rate, which is reset weekly, and are supported by a letter of credit. On July 21, 2014, the Company repaid the aggregate principal amount of indebtedness with a portion of the proceeds from the Incremental Amendment.
India Indebtedness
As a result of the acquisition of Fiberweb, we assumed control of Terram Geosynthetics Private Limited, a joint venture located in Mundra, India in which we maintain a 65% controlling interest. As part of the net assets acquired, we assumed $3.8 million of debt (including short-term borrowings) that was entered into with a banking institution in India. Amounts outstanding primarily relate to a 14.70% term loan, due in 2017, used to purchase fixed assets. Other amounts relate to a short-term credit facility used to finance working capital requirements (included in Short-term borrowings in the Consolidated Balance Sheets) and an existing automobile loan. Combined, the outstanding balances totaled $3.1 million at September 27, 2014.
Other Indebtedness
We periodically enter into short-term credit facilities in order to finance various liquidity requirements, including insurance premium payments and short-term working capital needs. At September 27, 2014 and December 28, 2013, outstanding amounts related to such facilities were $15.4 million and $0.4 million, respectively. Borrowings under these facilities are included in Short-term borrowings in the Consolidated Balance Sheets.
We also have documentary letters of credit not associated with the ABL Facility or the Hygiene Facility. These letters of credit were primarily provided to certain raw material vendors and amounted to $12.2 million and $8.5 million at September 27, 2014 and December 28, 2013, respectively. None of these letters of credit have been drawn on.
Factoring Agreements
In the ordinary course of business, we may utilize accounts receivable factoring arrangements with third-party financial institutions in order to accelerate its cash collections from product sales. These arrangements involve the ownership transfer of eligible U.S. and non-U.S. trade accounts receivable, without recourse or discount, to a third party financial institution in exchange for cash. The maximum amount of outstanding advances at any one time is $20.0 million under the U.S. based program and $79.5 million under the non-U.S. based program. At September 27, 2014 , the net amount of trade accounts receivable sold to third-party financial institutions, and therefore excluded from our accounts receivable balance, was $93.8 million. Amounts due from the third-party financial institutions were $9.7 million at September 27, 2014 . In the future, we may increase the sale of receivables or enter into additional factoring agreements.
Covenant Compliance; Reconciliation of Non-GAAP Financial Measures
We report our financial results in accordance with GAAP. In addition, we present Adjusted EBITDA as a supplemental financial measure in order to provide a more complete understanding of the factors and trends affecting our business. Adjusted EBITDA is a non-GAAP financial measure that should be considered supplemental to, not a substitute for or superior to, the financial measure calculated in accordance with GAAP. It has limitations in that it does not reflect all of the costs associated with the operations of our business as determined in accordance with GAAP. In addition, this measure may not be comparable to non-GAAP financial measures reported by other companies. We believe that Adjusted EBITDA provides important supplemental information to both management and investors regarding financial and business trends used in assessing our financial condition as well as provides additional information to investors about the calculation of, and compliance with, certain financial covenants in the indentures governing the Senior Secured Notes, the Senior Unsecured Notes and the credit agreements governing the Term Loans and our ABL Facility. As a result, one should not consider Adjusted EBITDA in isolation or as a substitute for our results reported under GAAP. We compensate for these limitations by analyzing results on a GAAP basis as well as on a non-GAAP basis, predominantly disclosing GAAP results and providing reconciliations from GAAP results to non-GAAP results.
The following table shows a reconciliation of Adjusted EBITDA from the most directly comparable GAAP measure, Net income (loss) attributable to Polymer Group, Inc., in order to show the differences in these measures of operating performance:

In thousands	Three Months Ended September 27, 2014	Three Months Ended September 28, 2013	Nine Months Ended September 27, 2014	Nine Months Ended September 28, 2013
Net income (loss) attributable to Polymer Group, Inc.	$(55,228)	$(8,267)	$(84,372)	$(22,400)
Net income attributable to noncontrolling interest	(1,923)	—	(4,216)	—
Interest expense, net	28,782	13,185	67,605	37,592
Income and franchise tax	(1,036)	4,431	(464)	9,680
Depreciation & amortization (a)	35,103	17,609	84,318	49,821
Purchase accounting adjustments(b)	1,750	—	7,653	—
Non-cash compensation (c)	504	519	1,569	3,456
Special charges, net (d)	14,893	7,093	47,868	10,647
Foreign currency and other non-operating, net (e)	25,085	(1,562)	16,705	2,192
Debt modification and extinguishment costs	4,987	—	15,725	—
Severance and relocation expenses (f)	633	885	2,653	4,127
Unusual or non-recurring charges, net	649	444	1,276	736
Business optimization expense (g)	999	99	1,132	224
Management, monitoring and advisory fees (h)	2,733	854	4,408	2,879
Adjusted EBITDA	$57,931	$35,290	$161,860	$98,954

(a)	Excludes amortization of loan acquisition costs that are included in interest expense.

(b)	Reflects adjustments to inventory related to the step-up in value pursuant to GAAP resulting from the application of purchase accounting in relation to the acquisition of Fiberweb and Providência.

(c)	Reflects non-cash compensation costs related to employee and director restricted stock, restricted stock units and stock options.

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
Recent Accounting Standards
In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update (“ASU”) No. 2014-15, “Presentation of Financial Statements - Going Concern” (“ASU 2014-15”). The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Substantial doubt is defined as an indication that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that financial statements are issued. Management’s evaluation should be based on relevant conditions or events, considered in the aggregate, that are known and reasonably knowable at the date that the financial statements are issued. ASU 2014-15 is effective prospectively for reporting periods beginning after December 15, 2016, with early adoption permitted. We do not expect that the adoption of this guidance will have a material effect on our financial results.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which creates a comprehensive, five-step model for revenue recognition that requires a company to recognize revenue to depict the transfer of promised goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Under the new guidance, a company will be required to use more judgment and make more estimates when considering contract terms as well as relevant facts and circumstances when identifying performance obligations, estimating the amount of variable consideration in the transaction price and allocating the transaction price to each separate performance obligation. In addition, ASU 2014-09 enhances disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively and improves guidance for multiple-element arrangements. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016 and allows for either full retrospective or modified retrospective adoption. Early application is not permitted. We are currently evaluating the impact of adopting ASU 2014-09 on our financial results.
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
Management believes there have been no significant changes during the quarter ended September 27, 2014, to the items that we disclosed as our critical accounting policies and estimates in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 28, 2013.
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
Our long-term financing consists of our $560.0 million of 7.75% fixed-rate, Senior Secured Notes due 2019 and $210 million of 6.875% fixed-rate, Senior Unsecured Notes due 2019. However, the remaining portion of our indebtedness, including the Term Loans, do have variable interest rates, for which we have not hedged the risks attributable to fluctuations in interest rates. Hypothetically, a 1% change in the interest rate affecting our outstanding variable interest rate indebtedness, as of September 27, 2014, would change our interest expense by approximately $7.4 million.
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
ITEM 4. CONTROLS AND PROCEDURES
In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) released COSO 2013, an update of its Internal Control - Integrated Framework (1992). The COSO 2013 Framework formalizes the principles embedded in the original COSO 1992, incorporates business and operating environment changes over the past two decades, and improves the original 1992 framework’s ease of use and application. We plan to complete our transition to COSO 2013 in the fourth quarter of 2014. We do not expect that the transition to COSO 2013 will have a significant impact on our underlying compliance with the applicable provisions of the Sarbanes-Oxley Act of 2002, including internal control over financial reporting and disclosure controls and procedures.
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Under the supervision and with the participation of our management including our Chief Executive Officer and the Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures, as such item is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level, as of the end of the period covered by this report, in ensuring that material information required to be disclosed in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the three months ended September 27, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
Iran Related Disclosure
Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities during the period covered by the report and hereby incorporate by reference Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to Blackstone by certain of its affiliates, which may be considered to be our affiliates. We are not presently aware that we have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the three months ended September 27, 2014. Except as described in Exhibit 99.1, we are not presently aware of any such reportable transactions or dealings by other such companies. We have no involvement in or control over the activities of these companies, any of their respective predecessor companies or any of their subsidiaries, and we have not independently verified or participated in the preparation of any of their disclosures.

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statement of Comprehensive Income (Loss); (iii) Consolidated Statements of Changes in Stockholders' Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLYMER GROUP, INC.
(Registrant)

Date:	November 12, 2014	By:	/s/ J. Joel Hackney, Jr.
J. Joel Hackney, Jr.
President and Chief Executive Officer and Director (Principal Executive Officer)

Date:	November 12, 2014	By:	/s/ Dennis E. Norman
Dennis E. Norman
Executive Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer)

Date:	November 12, 2014	By:	/s/ James L. Anderson
James L. Anderson
Vice President & Chief Accounting Officer (Principal Accounting Officer)