Form 10-Q/A
period 2014-09-27
POLYMER GROUP INC
filed 2015-02-10
CIK 927417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q/A

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

POLYMER GROUP, INC.
FORM 10-Q/A

EXPLANATORY NOTE

On February 5, 2015, management and the Audit Committee of the Board of Directors (the “Audit Committee”) of Polymer Group, Inc. (“PGI” or the “Company”) concluded that the Company’s previously issued unaudited interim consolidated financial statements as of and for the quarterly period ended September 27, 2014 should no longer be relied upon due to an error in the accounting for the noncontrolling interest associated with the acquisition of Companhia Providência Indústria e Comércio, a Brazilian corporation (“Providência”). Accordingly, the Company is filing this amendment to its quarterly report on Form 10-Q for the three and nine month period ending September 27, 2014 to restate its financial statements as of and for the three and nine month period ending September 27, 2014, which were originally filed on November 12, 2014 (the “Original Filing”).
On June 11, 2014, the Company acquired a 71.25% controlling interest in Providência. As required by Brazilian law, a subsidiary of the Company filed a mandatory tender offer registration request with the Securities Commission of Brazil (Comissão de Valores Mobiliários) in order to launch, after its approval, a tender offer to acquire all of the remaining outstanding capital stock of Providência from the minority shareholders (the “Mandatory Tender Offer”). Once the Mandatory Tender Offer is approved and launched, the minority shareholders will have the right, but not the obligation, to sell their remaining outstanding capital stock of Providência to a subsidiary of the Company. The Company originally presented the noncontrolling interest in the equity section of the Consolidated Balance Sheets. Subsequently, the Company determined that Accounting Standards Codification 480, "Distinguishing Liabilities from Equity" requires the noncontrolling interest to be presented as mezzanine equity on the Consolidated Balance Sheets and adjusted to its estimated maximum redemption amount at each balance sheet date.
The restated financial information includes amended disclosures to correct the errors related to the presentation of the redeemable noncontrolling interest on the Consolidated Balance Sheets as of September 27, 2014. The restatement only impacts the Consolidated Balance Sheets, the Consolidated Statement of Changes in Equity and certain footnote disclosures. The restatement has no impact on the Consolidated Statements of Comprehensive Income (Loss) or the Consolidated Statements of Cash Flows.
This filing does not reflect events occurring after the Original Filing except as noted above. Except for the foregoing amended information, this Form 10-Q/A continues to speak as of the date of the Original Filing and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.

PART I — FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
POLYMER GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

In thousands, except share data	September 27, 2014	December 28, 2013
ASSETS	RESTATED
Current assets:
Cash and cash equivalents	$182,683	$86,064
Accounts receivable, net	262,074	194,827
Inventories, net	182,205	156,074
Deferred income taxes	9,672	2,318
Other current assets	88,949	59,096
Total current assets	725,583	498,379
Property, plant and equipment, net of accumulated depreciation of $223,653 and $175,159, respectively	989,389	652,780
Goodwill	201,987	115,328
Intangible assets, net	171,753	169,399
Deferred income taxes	3,621	2,582
Other noncurrent assets	35,283	26,052
Total assets	$2,127,616	$1,464,520
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities:
Short-term borrowings	$15,802	$2,472
Accounts payable and accrued liabilities	311,340	307,731
Income taxes payable	471	3,613
Deferred income taxes	1,008	1,342
Current portion of long-term debt	35,447	13,797
Total current liabilities	364,068	328,955
Long-term debt	1,440,130	880,399
Deferred consideration	44,791	—
Deferred income taxes	77,026	33,236
Other noncurrent liabilities	62,258	62,191
Total liabilities	1,988,273	1,304,781
Commitments and contingencies
Redeemable noncontrolling interest	93,645	—
Shareholders’ equity:
Common stock — 1,000 shares issued and outstanding	—	—
Additional paid-in capital	293,717	294,144
Retained earnings (deficit)	(211,514)	(127,142)
Accumulated other comprehensive income (loss)	(37,146)	(8,106)
Total Polymer Group, Inc. shareholders' equity	45,057	158,896
Noncontrolling interest	641	843
Total equity	45,698	159,739
Total liabilities, redeemable noncontrolling interest and equity	$2,127,616	$1,464,520
See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

In thousands	Three Months Ended September 27, 2014	Three Months Ended September 28, 2013	Nine Months Ended September 27, 2014	Nine Months Ended September 28, 2013
Net sales	$498,013	$288,979	$1,360,495	$867,599
Cost of goods sold	(417,521)	(240,779)	(1,118,952)	(723,143)
Gross profit	80,492	48,200	241,543	144,456
Selling, general and administrative expenses	(65,796)	(33,463)	(185,499)	(107,176)
Special charges, net	(14,893)	(7,093)	(47,868)	(10,647)
Other operating, net	2,266	(671)	(2,658)	(1,975)
Operating income (loss)	2,069	6,973	5,518	24,658
Other income (expense):
Interest expense	(28,782)	(13,185)	(67,605)	(37,592)
Debt modification and extinguishment costs	(4,987)	—	(15,725)	—
Foreign currency and other, net	(26,588)	2,298	(11,626)	(22)
Income (loss) before income taxes	(58,288)	(3,914)	(89,438)	(12,956)
Income tax (provision) benefit	1,137	(4,353)	850	(9,444)
Net income (loss)	(57,151)	(8,267)	(88,588)	(22,400)
Less: Earnings attributable to noncontrolling interest and redeemable noncontrolling interest	(1,923)	—	(4,216)	—
Net income (loss) attributable to Polymer Group, Inc.	$(55,228)	$(8,267)	$(84,372)	$(22,400)

Other comprehensive income (loss):
Currency translation, net of tax	$(32,511)	$4,932	$(28,818)	$3,560
Employee postretirement benefits, net of tax	—	63	—	188
Other comprehensive income (loss)	(32,511)	4,995	(28,818)	3,748
Comprehensive income (loss)	(89,662)	(3,272)	(117,406)	(18,652)
Less: Comprehensive income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	(1,704)	—	(3,994)	—
Comprehensive income (loss) attributable to Polymer Group, Inc.	$(87,958)	$(3,272)	$(113,412)	$(18,652)
See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

In thousands	Polymer Group, Inc. Shareholders' Equity
	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Polymer Group, Inc. Shareholders' Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance - December 28, 2013	1	$—	$294,144	$(127,142)	$(8,106)	$158,896	$843	$159,739
Issuance of stock	—	—	750	—	—	750	—	750
Common stock call option reclass	—	—	1,702	—	—	1,702	—	1,702
Net income (loss)	—	—	—	(84,372)	—	(84,372)	(211)	(84,583)
Periodic adjustment to redeemable noncontrolling interest redemption value RESTATED	—	—	(4,447)	—	—	(4,447)	—	(4,447)
Share-based compensation	—	—	1,568	—	—	1,568	—	1,568
Currency translation, net of tax	—	—	—	—	(29,040)	(29,040)	9	(29,031)
Balance - September 27, 2014 RESTATED	1	$—	$293,717	$(211,514)	$(37,146)	$45,057	$641	$45,698
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
Restatement
The Company has restated its previously issued September 27, 2014 Consolidated Balance Sheets and Consolidated Statements of Changes in Equity to correct errors related to the accounting for the redeemable noncontrolling interest of $93.6 million acquired in the acquisition of Providência. The Company determined that ASC 480, "Distinguishing Liabilities from Equity" ("ASC 480") requires the noncontrolling interest to be presented as mezzanine equity on the Consolidated Balance Sheets and adjusted to its estimated maximum redemption amount at each balance sheet date. Refer to Note 4, "Acquisitions" for further information on the acquisition of Providência.
The impact of this restatement when compared to the Company's previously reported Consolidated Balance Sheet as of September 27, 2014 is as follows:

	September 27, 2014
In thousands	As Previously Reported	Restatement Adjustments	Restated
Redeemable noncontrolling interest	$—	$93,645	$93,645

Additional paid-in-capital	298,164	(4,447)	293,717
Total Polymer Group, Inc. shareholders' equity	49,504	(4,447)	45,057
Noncontrolling interest	89,839	(89,198)	641
Total equity	139,343	(93,645)	45,698
Total liabilities and equity	$2,127,616	$—	$2,127,616

The restatement has no impact on the Consolidated Statements of Comprehensive Income (Loss) or the Consolidated Statement of Cash Flows. Refer to Note 15, "Redeemable Noncontrolling Interest" for further information on the accounting of the redeemable noncontrolling interest.
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
As required by Brazilian law, PGI Acquisition Company filed a mandatory tender offer registration request with the Securities Commission of Brazil (Comissão de Valores Mobiliários or the “CVM”) in order to launch, after its approval, a tender offer to acquire all of the remaining outstanding capital stock of Providência from the minority shareholders (the “Mandatory Tender Offer”). Once the Mandatory Tender Offer is approved and launched, the minority shareholders have the right, but not the obligation, to sell their remaining outstanding capital stock of Providência. Given such right of the minority shareholders, the Company determined that ASC 480 requires the noncontrolling interest to be presented as mezzanine equity on the Consolidated Balance Sheets and adjusted to its estimated maximum redemption amount at each balance sheet date. Refer to Note 15, "Redeemable Noncontrolling Interest" for further information on the accounting of the redeemable noncontrolling interest.
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
The initial allocation of the purchase price and related measurement period adjustments are as follows:

In thousands	Preliminary June 11, 2014	Measurement Period Adjustments	Adjusted June 11, 2014
Cash	$20,621	$—	$20,621
Accounts receivable	56,976	(4,047)	52,929
Inventory	33,000	1,451	34,451
Other current assets	27,748	4,100	31,848
Total current assets	138,345	1,504	139,849

Property, plant and equipment	400,000	—	400,000
Goodwill	106,335	1,162	107,497
Intangible assets	4,770	(270)	4,500
Other noncurrent assets	12,288	—	12,288
Total assets acquired	$661,738	$2,396	$664,134

Current liabilities	$28,863	$2,742	$31,605
Total debt	74,930	—	74,930
Deferred income taxes	38,373	(346)	38,027
Other noncurrent liabilities	1,992	—	1,992
Total liabilities assumed	144,158	2,396	146,554
Redeemable noncontrolling interest	92,990	—	92,990
Net assets acquired	$424,590	$—	$424,590
Cash, accounts receivable and current liabilities were stated at their historical carrying values, which approximate fair value, given the short-term nature of these assets and liabilities. The preliminary estimate of fair value for inventories was based on computations which considered many factors including the estimated selling price of the inventory, the cost to dispose of the inventory as well as the replacement cost of the inventory, where applicable. As a result, the Company increased the carrying value of inventory by $4.9 million. The preliminary estimate of fair value for property, plant and equipment was based on management's assessment of the acquired assets condition, as well as an evaluation of the current market value for such assets. In addition, the Company also considered the length of time over which the economic benefit of these assets is expected to be realized and adjusted the useful life of such assets accordingly as of the valuation date. As a result, the Company increased the carrying value of property, plant and equipment by $77.8 million. The preliminary estimate of fair value of the redeemable noncontrolling interest was based upon management's preliminary assessment of the current market value of the outstanding shares of stock.
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
Using third-party valuations, the estimated fair value of the reporting units were determined using a discounted cash flow (income approach) valuation methodology based on the best information available as of the date of the assessment. Key assumptions regarding estimated cash flows include profit margins, long-term forecasts, discount rates, terminal growth rates and the estimated fair value of certain assets and liabilities. The Company had limited data with which to perform the interim goodwill impairment test at the same level of detail used for the annual impairment test. As a result, management made various assumptions when completing step one and step two of the analysis, which were consistent with its previous annual impairment test. The Company determined that the North American reporting units passed step one, however, the Argentina/Colombia reporting unit failed the step one impairment calculation and it was necessary to proceed to step two.
In step two, the Company is required to use the fair value calculated in step one and apply the fair value to the assets and liabilities of the reporting unit based on a hypothetical purchase price allocation. The implied fair value of goodwill is determined in the allocation process and compared to the book value of goodwill. Based on this analysis, the Company determined the fair value of goodwill allocated to the Argentina/Colombia reporting unit to be zero and that all of its allocated goodwill would be impaired. As a result, the Company recorded a non-cash impairment charge of $6.9 million. Management considers the estimate of fair value to be preliminary and expects to complete a final step 2 analysis during the fourth quarter. The amount is considered a non-recurring Level 3 fair value determination.
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
Note 15.  Redeemable Noncontrolling Interest
In connection with the Providência Acquisition, as required by Brazilian law, PGI Acquisition Company filed the Mandatory Tender Offer registration request with the CVM in order to launch, after its approval, a tender offer to acquire all of the remaining outstanding capital stock of Providência from the minority shareholders. As of September 27, 2014, the Mandatory Tender Offer was still under review by the CVM. Hence, the conditions for the launch of the Mandatory Tender Offer have not been met as of September 27, 2014. However, once the Mandatory Tender Offer is approved and launched, the minority shareholders will have the right, but not the obligation, to sell their remaining outstanding capital stock of Providência. Given such right of the minority shareholders, the Company determined that ASC 480 requires the noncontrolling interest to be presented as mezzanine equity on the Consolidated Balance Sheets and adjusted to its estimated maximum redemption amount at each balance sheet date.
Financial results of Providência are attributed to the minority shareholders based on their ownership percentage and accordingly disclosed in the Consolidated Statements of Comprehensive Income (Loss). Subsequent to the allocation of earnings, the carrying value is then adjusted to its redemption value as of each balance sheet date with a corresponding adjustment to additional paid-in capital.
A reconciliation of the redeemable noncontrolling interest since the Providência Acquisition Date is as follows:

In thousands	2014
Beginning Balance	$92,990
Comprehensive income (loss) attributable to redeemable noncontrolling interest	(3,792)
Periodic adjustment to redemption value, net of currency adjustment	4,447
Ending Balance	$93,645
The estimated redemption value of the redeemable noncontrolling interest is determined based on the terms and conditions of the Mandatory Tender Offer, which state that the purchase price payable for the tendered shares is not impacted by the earnings attributable to the redeemable noncontrolling interest. As a result, earnings attributable to the redeemable noncontrolling interest are offset by a deemed dividend, as a periodic adjustment to the recorded redemption value, to the minority shareholders recognized in additional paid-in capital. In addition, the recorded redemption value accretes at a variable interest rate which is also recognized as a periodic adjustment to the redemption value. Lastly, the Mandatory Tender Offer is denominated in Brazilian Reais. Therefore, the redemption value is recorded at the U.S. Dollar equivalent on the Consolidated Balance Sheets, initially using the exchange rate in effect on the date of issuance and translated using the current exchange rate at each subsequent balance sheet date. The respective currency exchange rate movement is recognized as a periodic adjustment to the recorded redemption value in additional paid-in capital.
Note 16.  Other Operating, Net
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
Note 17. Foreign Currency and Other, Net
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
Note 18.  Commitments and Contingencies

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
Redeemable Noncontrolling Interest
In connection with the Providência Acquisition, as required by Brazilian law, PGI Acquisition Company filed the Mandatory Tender Offer registration request with the CVM in order to launch, after its approval, a tender offer to acquire all of the remaining outstanding capital stock of Providência from the minority shareholders. As of September 27, 2014, the Mandatory Tender Offer was still under review by the CVM. Hence, the conditions for the launch of the Mandatory Tender Offer have not been met as of September 27, 2014. However, once the Mandatory Tender Offer is approved and launched, the minority shareholders will have the right, but not the obligation, to sell their remaining outstanding capital stock of Providência. Given such right of the minority shareholders, the Company determined that ASC 480 requires the noncontrolling interest to be presented as mezzanine equity on the Consolidated Balance Sheets and adjusted to its estimated maximum redemption amount at each balance sheet date. At September 27, 2014, the redemption value of the redeemable noncontrolling interest was $93.6 million. Refer to Note 15, "Redeemable Noncontrolling Interest" for further information on the accounting of the redeemable noncontrolling interest.
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
Note 19.  Segment Information
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
Note 20.  Certain Relationships and Related Party Transactions
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

Note 21.  Financial Guarantees and Condensed Consolidating Financial Statements
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

Condensed Consolidating Balance Sheet
As of September 27, 2014

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS	RESTATED				RESTATED
Current Assets:
Cash and cash equivalents	$4,026	$112,897	$65,760	$—	$182,683
Accounts receivable, net	—	43,990	218,084	—	262,074
Inventories, net	(837)	50,697	132,345	—	182,205
Deferred income taxes	385	2,438	9,672	(2,823)	9,672
Other current assets	10,120	10,838	67,991	—	88,949
Total current assets	13,694	220,860	493,852	(2,823)	725,583
Property, plant and equipment, net	4,237	205,007	780,145	—	989,389
Goodwill	—	55,999	145,988	—	201,987
Intangible assets, net	36,489	120,011	15,253	—	171,753
Net investment in and advances to (from) subsidiaries	1,542,131	473,936	(843,583)	(1,172,484)	—
Deferred income taxes	—	—	3,621	—	3,621
Other noncurrent assets	289	9,383	25,611	—	35,283
Total assets	$1,596,840	$1,085,196	$620,887	$(1,175,307)	$2,127,616
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities:
Short-term borrowings	$119	$—	$15,683	$—	$15,802
Accounts payable and accrued liabilities	35,619	58,817	216,904	—	311,340
Income taxes payable	239	769	(537)	—	471
Deferred income taxes	—	(148)	8	1,148	1,008
Current portion of long-term debt	7,142	—	28,305	—	35,447
Total current liabilities	43,119	59,438	260,363	1,148	364,068
Long-term debt	1,413,551	—	26,579	—	1,440,130
Deferred income taxes	974	9,626	70,397	(3,971)	77,026
Other noncurrent liabilities	494	26,994	79,561	—	107,049
Total liabilities	1,458,138	96,058	436,900	(2,823)	1,988,273
Redeemable noncontrolling interest	93,645	—	—	—	93,645
Common stock	—	—	16,966	(16,966)	—
Polymer Group, Inc. shareholders’ equity	45,057	989,138	166,380	(1,155,518)	45,057
Noncontrolling interest	—	—	641	—	641
Total equity	45,057	989,138	183,987	(1,172,484)	45,698
Total liabilities, redeemable noncontrolling interest and equity	$1,596,840	$1,085,196	$620,887	$(1,175,307)	$2,127,616

Condensed Consolidating Balance Sheet
As of December 28, 2013

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$2,068	$13,103	$70,893	$—	$86,064
Accounts receivable, net	—	46,828	147,999	—	194,827
Inventories, net	—	46,428	109,646	—	156,074
Deferred income taxes	385	2,438	2,318	(2,823)	2,318
Other current assets	1,887	12,696	44,513	—	59,096
Total current assets	4,340	121,493	375,369	(2,823)	498,379
Property, plant and equipment, net	2,756	207,256	442,768	—	652,780
Goodwill	—	54,683	60,645	—	115,328
Intangible assets, net	31,525	125,146	12,728	—	169,399
Net investment in and advances to (from) subsidiaries	1,013,856	615,314	(363,414)	(1,265,756)	—
Deferred income taxes	—	—	2,582	—	2,582
Other noncurrent assets	298	8,869	16,885	—	26,052
Total assets	$1,052,775	$1,132,761	$547,563	$(1,268,579)	$1,464,520
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$410	$—	$2,062	$—	$2,472
Accounts payable and accrued liabilities	36,510	61,950	209,271	—	307,731
Income taxes payable	369	—	3,244	—	3,613
Deferred income taxes	—	—	194	1,148	1,342
Current portion of long-term debt	3,039	—	10,758	—	13,797
Total current liabilities	40,328	61,950	225,529	1,148	328,955
Long-term debt	850,767	—	29,632	—	880,399
Deferred income taxes	974	12,543	23,689	(3,970)	33,236
Other noncurrent liabilities	1,810	31,718	28,663	—	62,191
Total liabilities	893,879	106,211	307,513	(2,822)	1,304,781
Common stock	—	—	16,966	(16,966)	—
Polymer Group, Inc. shareholders’ equity	158,896	1,026,550	222,241	(1,248,791)	158,896
Noncontrolling interest	—	—	843	—	843
Total equity	158,896	1,026,550	240,050	(1,265,757)	159,739
Total liabilities and equity	$1,052,775	$1,132,761	$547,563	$(1,268,579)	$1,464,520

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended September 27, 2014

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$46	$145,542	$352,150	$275	$498,013
Cost of goods sold	(93)	(117,548)	(299,605)	(275)	(417,521)
Gross profit	(47)	27,994	52,545	—	80,492
Selling, general and administrative expenses	(14,412)	(13,534)	(37,850)	—	(65,796)
Special charges, net	(3,886)	(229)	(10,778)	—	(14,893)
Other operating, net	146	96	2,024	—	2,266
Operating income (loss)	(18,199)	14,327	5,941	—	2,069
Other income (expense):
Interest expense	(20,569)	2,806	(11,019)	—	(28,782)
Debt modification and extinguishment costs	(2,612)	—	(2,375)	—	(4,987)
Intercompany royalty and technical service fees	2,301	1,150	(3,451)	—	—
Foreign currency and other, net	(6,803)	979	(20,764)	—	(26,588)
Equity in earnings of subsidiaries	(12,803)	(27,303)	—	40,106	—
Income (loss) before income taxes	(58,685)	(8,041)	(31,668)	40,106	(58,288)
Income tax (provision) benefit	3,457	(4,818)	2,498	—	1,137
Net income (loss)	(55,228)	(12,859)	(29,170)	40,106	(57,151)
Less: Earnings attributable to noncontrolling interest and redeemable noncontrolling interest	—	—	(1,923)	—	(1,923)
Net income (loss) attributable to Polymer Group, Inc.	$(55,228)	$(12,859)	$(27,247)	$40,106	$(55,228)
Comprehensive income (loss) attributable to Polymer Group, Inc.	$(87,958)	$(45,806)	$(51,084)	$96,890	$(87,958)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended September 28, 2013

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$93,021	$201,840	$(5,882)	$288,979
Cost of goods sold	(93)	(77,996)	(168,572)	5,882	(240,779)
Gross profit	(93)	15,025	33,268	—	48,200
Selling, general and administrative expenses	(9,078)	(6,060)	(18,325)	—	(33,463)
Special charges, net	(6,539)	(37)	(517)	—	(7,093)
Other operating, net	36	(92)	(615)	—	(671)
Operating income (loss)	(15,674)	8,836	13,811	—	6,973
Other income (expense):
Interest expense	(14,800)	6,924	(5,309)	—	(13,185)
Intercompany royalty and technical service fees	1,425	1,681	(3,106)	—	—
Foreign currency and other, net	2,815	(5)	(512)	—	2,298
Equity in earnings of subsidiaries	15,695	989	—	(16,684)	—
Income (loss) before income taxes	(10,539)	18,425	4,884	(16,684)	(3,914)
Income tax (provision) benefit	2,272	(2,815)	(3,810)	—	(4,353)
Net income (loss)	$(8,267)	$15,610	$1,074	$(16,684)	$(8,267)
Comprehensive income (loss) attributable to Polymer Group, Inc.	$(3,272)	$23,413	$1,603	$(25,016)	$(3,272)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Nine Months Ended September 27, 2014

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$46	$441,790	$946,836	$(28,177)	$1,360,495
Cost of goods sold	(223)	(354,160)	(792,746)	28,177	(1,118,952)
Gross profit	(177)	87,630	154,090	—	241,543
Selling, general and administrative expenses	(37,442)	(41,994)	(106,063)	—	(185,499)
Special charges, net	(22,823)	(2,443)	(22,602)	—	(47,868)
Other operating, net	157	395	(3,210)	—	(2,658)
Operating income (loss)	(60,285)	43,588	22,215	—	5,518
Other income (expense):
Interest expense	(53,987)	9,406	(23,024)	—	(67,605)
Debt modification and extinguishment costs	(13,350)	—	(2,375)	—	(15,725)
Intercompany royalty and technical service fees	(4,898)	3,943	955	—	—
Foreign currency and other, net	16,114	854	(28,594)	—	(11,626)
Equity in earnings of subsidiaries	21,647	(25,764)	—	4,117	—
Income (loss) before income taxes	(94,759)	32,027	(30,823)	4,117	(89,438)
Income tax (provision) benefit	10,387	(10,403)	866	—	850
Net income (loss)	(84,372)	21,624	(29,957)	4,117	(88,588)
Less: Earnings attributable to noncontrolling interest and redeemable noncontrolling interest	—	—	(4,216)	—	(4,216)
Net income (loss) attributable to Polymer Group, Inc.	$(84,372)	$21,624	$(25,741)	$4,117	$(84,372)
Comprehensive income (loss) attributable to Polymer Group, Inc.	$(113,412)	$(7,620)	$(44,583)	$52,203	$(113,412)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Nine Months Ended September 28, 2013

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$275,850	$607,758	$(16,009)	$867,599
Cost of goods sold	(129)	(234,710)	(504,313)	16,009	(723,143)
Gross profit	(129)	41,140	103,445	—	144,456
Selling, general and administrative expenses	(33,053)	(17,824)	(56,299)	—	(107,176)
Special charges, net	(8,364)	(176)	(2,107)	—	(10,647)
Other operating, net	55	(313)	(1,717)	—	(1,975)
Operating income (loss)	(41,491)	22,827	43,322	—	24,658
Other income (expense):
Interest expense	(37,274)	13,111	(13,429)	—	(37,592)
Intercompany royalty and technical service fees	4,181	4,985	(9,166)	—	—
Foreign currency and other, net	2,815	(252)	(2,585)	—	(22)
Equity in earnings of subsidiaries	42,848	6,679	—	(49,527)	—
Income (loss) before income taxes	(28,921)	47,350	18,142	(49,527)	(12,956)
Income tax (provision) benefit	6,521	(4,502)	(11,463)	—	(9,444)
Net income (loss)	$(22,400)	$42,848	$6,679	$(49,527)	$(22,400)
Comprehensive income (loss) attributable to Polymer Group, Inc.	$(18,652)	$48,449	$6,939	$(55,388)	$(18,652)

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 27, 2014

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$127,723	$178,124	$(293,789)	$—	$12,058
Investing activities:
Purchases of property, plant and equipment	(2,469)	(22,092)	(29,248)	—	(53,809)
Proceeds from the sale of assets	—	—	2,635	—	2,635
Acquisition of intangibles and other	(182)	—	—	—	(182)
Acquisitions, net of cash acquired	(356,039)	—	—	—	(356,039)
Intercompany investing activities, net	(361,604)	(421,262)	2,651	780,215	—
Net cash provided by (used in) investing activities	(720,294)	(443,354)	(23,962)	780,215	(407,395)
Financing activities:
Issuance of common stock	750	—	—	—	750
Proceeds from long-term borrowings	628,000	—	152	—	628,152
Proceeds from short-term borrowings	1,265	—	20,329	—	21,594
Repayment of long-term borrowings	(61,478)	—	(59,592)	—	(121,070)
Repayment of short-term borrowings	(1,556)	—	(6,666)	—	(8,222)
Loan acquisition costs	(21,289)	—	—	—	(21,289)
Debt modification costs	(1,680)	—	(2,375)	—	(4,055)
Intercompany financing activities, net	50,517	365,024	364,674	(780,215)	—
Net cash provided by (used in) financing activities	594,529	365,024	316,522	(780,215)	495,860
Effect of exchange rate changes on cash	—	—	(3,904)	—	(3,904)
Net change in cash and cash equivalents	1,958	99,794	(5,133)	—	96,619
Cash and cash equivalents at beginning of period	2,068	13,103	70,893	—	86,064
Cash and cash equivalents at end of period	$4,026	$112,897	$65,760	$—	$182,683

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 28, 2013

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(42,502)	$46,834	$(226)	$—	$4,106
Investing activities:
Purchases of property, plant and equipment	(23,703)	(2,663)	(9,133)	—	(35,499)
Proceeds from the sale of assets	—	—	25	—	25
Acquisition of intangibles and other	(260)	—	(4,226)	—	(4,486)
Intercompany investing activities, net	6,408	(59,073)	(5,000)	57,665	—
Net cash provided by (used in) investing activities	(17,555)	(61,736)	(18,334)	57,665	(39,960)
Financing activities:
Issuance of common stock	(222)	—	—	—	(222)
Proceeds from long-term borrowings	234	—	18,256	—	18,490
Proceeds from short-term borrowings	1,879	—	—	—	1,879
Repayment of long-term borrowings	(109)	—	(5,157)	—	(5,266)
Repayment of short-term borrowings	(2,476)	—	—	—	(2,476)
Loan acquisition costs	—	—	—	—	—
Intercompany financing activities, net	61,800	(1,408)	(2,727)	(57,665)	—
Net cash provided by (used in) financing activities	61,106	(1,408)	10,372	(57,665)	12,405
Effect of exchange rate changes on cash	—	—	248	—	248
Net change in cash and cash equivalents	1,049	(16,310)	(7,940)	—	(23,201)
Cash and cash equivalents at beginning of period	486	28,285	69,108	—	97,879
Cash and cash equivalents at end of period	$1,535	$11,975	$61,168	$—	$74,678

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

				Percentage of Net Sales for the Respective Period End
In thousands	Three Months Ended September 27, 2014	Three Months Ended September 28, 2013	Period Change Favorable (Unfavorable)	September 27, 2014	September 28, 2013
Net sales	$498,013	$288,979	$209,034	100.0%	100.0%
Cost of goods sold	(417,521)	(240,779)	(176,742)	83.8%	83.3%
Gross profit	80,492	48,200	32,292	16.2%	16.7%
Selling, general and administrative expenses	(65,796)	(33,463)	(32,333)	13.2%	11.6%
Special charges, net	(14,893)	(7,093)	(7,800)	3.0%	2.5%
Other operating, net	2,266	(671)	2,937	(0.5)%	0.2%
Operating income (loss)	2,069	6,973	(4,904)	0.4%	2.4%
Other income (expense):
Interest expense	(28,782)	(13,185)	(15,597)	5.8%	4.6%
Debt modification and extinguishment costs	(4,987)	—	(4,987)	1.0%	—%
Foreign currency and other, net	(26,588)	2,298	(28,886)	5.3%	(0.8)%
Income (loss) before income taxes	(58,288)	(3,914)	(54,374)	(11.7)%	(1.4)%
Income tax (provision) benefit	1,137	(4,353)	5,490	(0.2)%	1.5%
Net income (loss)	(57,151)	(8,267)	(48,884)	(11.5)%	(2.9)%
Less: Earnings attributable to noncontrolling interest and redeemable noncontrolling interest	(1,923)	—	(1,923)	0.4%	—%
Net income (loss) attributable to Polymer Group, Inc.	$(55,228)	$(8,267)	$(46,961)	(11.1)%	(2.9)%

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
Earnings Attributable to Noncontrolling Interest and Redeemable Noncontrolling Interest
Earnings attributable to noncontrolling interest and redeemable noncontrolling interest for the three months ended September 27, 2014 was a loss of $1.9 million. Noncontrolling interest and redeemable noncontrolling interest represent the minority partners' interest in the income or loss of consolidated subsidiaries which are not wholly-owned by us. Our acquisition of Providência represents a 71.25% controlling interest and the remaining 28.75% is recorded as redeemable noncontrolling interest in our Consolidated Balance Sheets. As a result, we incurred $1.8 million related to the redeemable noncontrolling interest during the current period. In association with the acquisition of Fiberweb, the Company assumed control of Terram Geosynthetics Private Limited, a joint venture located in Gujarat, India in which we maintain a 65% controlling interest. As a result, we incurred $0.1 million related to the noncontrolling interest during the current period.
Nine Months Ended September 27, 2014 Compared to the Nine Months Ended September 28, 2013
The following table sets forth the period change for each category of the Statement of Comprehensive Income (Loss) for the nine months ended September 27, 2014 as compared to the nine months ended September 28, 2013, as well as each category as a percentage of net sales:

				Percentage of Net Sales for the Respective Period End
In thousands	Nine Months Ended September 27, 2014	Nine Months Ended September 28, 2013	Period Change Favorable (Unfavorable)	September 27, 2014	September 28, 2013
Net sales	$1,360,495	$867,599	$492,896	100.0%	100.0%
Cost of goods sold	(1,118,952)	(723,143)	(395,809)	82.2%	83.3%
Gross profit	241,543	144,456	97,087	17.8%	16.7%
Selling, general and administrative expenses	(185,499)	(107,176)	(78,323)	13.6%	12.4%
Special charges, net	(47,868)	(10,647)	(37,221)	3.5%	1.2%
Other operating, net	(2,658)	(1,975)	(683)	0.2%	0.2%
Operating income (loss)	5,518	24,658	(19,140)	0.4%	2.8%
Other income (expense):
Interest expense	(67,605)	(37,592)	(30,013)	5.0%	4.3%
Debt modification and extinguishment costs	(15,725)	—	(15,725)	1.2%	—%
Foreign currency and other, net	(11,626)	(22)	(11,604)	0.9%	—%
Income (loss) before income taxes	(89,438)	(12,956)	(76,482)	(6.6)%	(1.5)%
Income tax (provision) benefit	850	(9,444)	10,294	(0.1)%	1.1%
Net income (loss)	(88,588)	(22,400)	(66,188)	(6.5)%	(2.6)%
Less: Earnings attributable to noncontrolling interest and redeemable noncontrolling interest	(4,216)	—	(4,216)	0.3%	—%
Net income (loss) attributable to Polymer Group, Inc.	$(84,372)	$(22,400)	$(61,972)	(6.2)%	(2.6)%
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
Earnings Attributable to Noncontrolling Interest and Redeemable Noncontrolling Interest
Earnings attributable to noncontrolling interest and redeemable noncontrolling interest for the nine months ended September 27, 2014 was a loss of $4.2 million. Noncontrolling interest and redeemable noncontrolling interest represent the minority partners' interest in the income or loss of consolidated subsidiaries which are not wholly-owned by us. Our acquisition of Providência represents a 71.25% controlling interest and the remaining 28.75% is recorded as redeemable noncontrolling interest on our Consolidated Balance Sheets. As a result, we incurred $4.0 million related to the redeemable noncontrolling interest during the current period. In association with the acquisition of Fiberweb, the Company assumed control of Terram Geosynthetics Private Limited, a joint venture located in Gujarat, India in which we maintain a 65% controlling interest. As a result, we incurred $0.2 million related to the noncontrolling interest during the current period.

Liquidity and Capital Resources
The following table contains several key measures of our financial condition and liquidity:

In millions	September 27, 2014	December 28, 2013
Balance Sheet Data:
Cash and cash equivalents	$182.7	$86.1
Operating working capital (1)	132.9	43.2
Total assets	2,127.6	1,464.5
Total debt	1,491.4	896.7
Redeemable noncontrolling interest	93.6	—
Total Polymer Group, Inc. shareholders’ equity	45.1	158.9
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
The following table shows a reconciliation of Adjusted EBITDA from the most directly comparable GAAP measure, Net income (loss) attributable to Polymer Group, Inc., in order to show the differences in these measures of operating performance:

In thousands	Three Months Ended September 27, 2014	Three Months Ended September 28, 2013	Nine Months Ended September 27, 2014	Nine Months Ended September 28, 2013
Net income (loss) attributable to Polymer Group, Inc.	$(55,228)	$(8,267)	$(84,372)	$(22,400)
Net income attributable to noncontrolling interest and redeemable noncontrolling interest	(1,923)	—	(4,216)	—
Interest expense, net	28,782	13,185	67,605	37,592
Income and franchise tax	(1,036)	4,431	(464)	9,680
Depreciation & amortization (a)	35,103	17,609	84,318	49,821
Purchase accounting adjustments(b)	1,750	—	7,653	—
Non-cash compensation (c)	504	519	1,569	3,456
Special charges, net (d)	14,893	7,093	47,868	10,647
Foreign currency and other non-operating, net (e)	25,085	(1,562)	16,705	2,192
Debt modification and extinguishment costs	4,987	—	15,725	—
Severance and relocation expenses (f)	633	885	2,653	4,127
Unusual or non-recurring charges, net	649	444	1,276	736
Business optimization expense (g)	999	99	1,132	224
Management, monitoring and advisory fees (h)	2,733	854	4,408	2,879
Adjusted EBITDA	$57,931	$35,290	$161,860	$98,954

(a)	Excludes amortization of loan acquisition costs that are included in interest expense.

(b)	Reflects adjustments to inventory related to the step-up in value pursuant to GAAP resulting from the application of purchase accounting in relation to the acquisition of Fiberweb and Providência.

(c)	Reflects non-cash compensation costs related to employee and director restricted stock, restricted stock units and stock options.

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
In connection with the restatement of our Consolidated Balance Sheet and Consolidated Statements of Changes in Equity, which is more fully described in "Note 2. Basis of Presentation" located in the Notes to Consolidated Financial Statements elsewhere in this Quarterly Report on Form 10-Q/A for the quarterly period ended September 27, 2014, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures. We identified a material weakness in our internal control over financial reporting with respect to accounting for our redeemable noncontrolling interest acquired in the acquisition of Providência. Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of September 27, 2014.
As of February 6, 2015, we implemented new procedures, including improved documentation and analysis regarding the accounting for redeemable noncontrolling interest in a business combination. Management believes that our remediation efforts have been effective with respect to our internal control over financial reporting associated with redeemable noncontrolling interest and that the previous material weaknesses in our internal controls have been remediated.
Except as described above, there were no changes in the Company's internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the three months ended September 27, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 6. EXHIBITS
(a) Exhibits
Exhibits required in connection with this Quarterly Report on Form 10-Q are listed below:

Exhibit No.	Description
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

99.1	Section 13(r) Disclosure (incorporated by reference to Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q filed on November 12, 2014)

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

POLYMER GROUP, INC.
(Registrant)

Date:	February 9, 2015	By:	/s/ J. Joel Hackney, Jr.
J. Joel Hackney, Jr.
President and Chief Executive Officer and Director (Principal Executive Officer)

Date:	February 9, 2015	By:	/s/ Dennis E. Norman
Dennis E. Norman
Executive Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer)

Date:	February 9, 2015	By:	/s/ James L. Anderson
James L. Anderson
Vice President & Chief Accounting Officer (Principal Accounting Officer)