Form 10-K
period 2014-12-31
POLYMER GROUP INC
filed 2015-04-01
CIK 927417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☑  No  ☐
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☑ *
* The registrant is a voluntary filer of reports required to be filed by certain companies under Section 13 or 15(d) of the Securities Exchange Act of 1934 and has filed all reports that would have been required to have been filed by the registrant during the preceding 12 months had it been subject to such filing requirements during the entirety of such period.
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
Number of common shares outstanding at March 30, 2015: 1,000. There is no public trading of the registrant's shares.

POLYMER GROUP, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2014
INDEX

Page
CAUTIONARY STATEMENT FOR FORWARD LOOKING STATEMENTS	3
PART I
Item 1. Business	4
Item 1A. Risk Factors	11
Item 1B. Unresolved Staff Comments	20
Item 2. Properties	21
Item 3. Legal Proceedings	22
Item 4. Mine Safety Disclosures	22
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	23
Item 6. Selected Financial Data	23
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	26
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	52
Item 8. Financial Statements and Supplementary Data	54
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	118
Item 9A. Controls and Procedures	118
Item 9B. Other Information	119
PART III
Item 10. Directors, Executive Officers and Corporate Governance	120
Item 11. Executive Compensation	123
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	142
Item 13. Certain Relationships and Related Transactions, and Director Independence	143
Item 14. Principal Accountant Fees and Services	145
PART IV
Item 15. Exhibits and Financial Statement Schedules	145
Signatures	150
Supplemental Information to be Furnished With Report Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act	151

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

•	cost and availability of raw materials, labor and natural and other resources, and our ability to pass raw material cost increases along to customers;

•	changes to selling prices to customers which are based, by contract, on an underlying raw material index;

•	ability to meet existing debt covenants or obtain necessary waivers;

•	achievement of objectives for strategic acquisitions and dispositions;

•	ability to achieve successful or timely start-up of new or modified production lines;

•	reliance on major customers and suppliers;

•	domestic and foreign competition;

•	information and technological advances;

•	risks related to operations in foreign jurisdictions; and

•	changes in, compliance with, and liabilities under, environmental laws and regulations, including climate change-related legislation and regulation.
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

PART I
The terms "Polymer Group," " PGI," "the Company," "we," "us," and "our" and similar terms in this Report on Form 10-K refer to Polymer Group, Inc and its consolidated subsidiaries. The term "Parent" as used within this Report on Form 10-K refers to Scorpio Acquisition Corporation, a Delaware corporation that owns 100% of the issued and outstanding capital stock of Polymer Group, Inc. The term "Holdings" as used within this Report on Form 10-K refers to PGI Specialty Materials, Inc., a Delaware corporation that owns 100% of the Parent.
ITEM 1. BUSINESS
Our Company
We are a leading global innovator and manufacturer of specialty materials for use in a broad range of products that make the world safer, cleaner and healthier. We design and manufacture nonwovens, which are fabric-like materials produced from polypropylene and other resins, natural and synthetic fibers as well as other components. Our versatile high performance materials that can be engineered to possess specific value-added characteristics including absorbency, tensile strength, softness and barrier properties. We serve customers focused on personal care, infection prevention, and high performance solutions, where our products are critical components used in a broad array of consumer and commercial products.
Over the past five years, we have undertaken a series of investments and acquisitions that have expanded our global presence, increased our product portfolio and broadened our technology base. As a result, we have one of the largest global platforms in the nonwovens industry with 22 manufacturing and converting facilities located in 14 countries, including a significant presence in high-growth emerging markets such as South America and Asia. Our manufacturing facilities are strategically located near the production facilities of many of our key customers in order to increase our effectiveness in addressing regional demand for our products, many of which do not ship economically over long distances. We believe our global capabilities is a competitive advantage in serving our multi-national, blue-chip customers.
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
Our Industry
We compete primarily in the global nonwovens market, which was estimated to be worth approximately $35 billion in 2014. Nonwovens are broadly defined as engineered sheet or web structures, made from polymers and/or natural fibers that are bonded together by entangling fiber or filaments mechanically, thermally or chemically. They are flat sheets that are made directly from separate fibers or from molten plastic or plastic film. By definition, they are not made by weaving or knitting and do not require converting the fibers to yarn.
Nonwovens are an extremely versatile specialty material that can be engineered and customized for various applications. These specialty materials take many forms, some have single-use or limited lives, while others can be very durable and long-lived. Nonwovens are engineered to provide specific characteristics such as absorbency, liquid repellency, resilience, stretch, softness, strength, flame retardancy, washability, cushioning, filtering, bacterial barriers and sterility. These properties are often combined to create fabrics suited for specific applications while achieving a good balance between product durability and cost. They can mimic the appearance, texture and strength of a woven fabric.
The global nonwoven fabrics industry is highly fragmented with many single-site and regional participants and only a few true global players. Going forward, we believe the global nonwovens market will continue to be driven by:

•	overall population growth;

•	aging population demanding products with a high content of nonwoven materials (such as adult diapers, wipes and other products);

•	increases in global demand for disposable products driven by the increase of health standards;

•	a growing middle class in emerging markets driven by greater consumption and penetration of sanitary products;

•	environmental standards driving air filtration and water purification;

•	global economic development coupled with the development of new nonwoven applications and technologies; and

•	agricultural efficiency.
Emerging markets, and in particular Asia and South America, are expected to be the fastest growing areas of demand primarily driven by rising disposable incomes and consumer adoption of personal care products.
Our Strategy
Our mission is to provide superior products and services to enable our customers to create a safer, cleaner and healthier world. By leveraging our global team and broad portfolio of assets and technologies, we engineer customized solutions to meet our customers' needs. We are focused on supplying consistent high quality products from our global manufacturing footprint, supported by knowledgeable local sales and technical service teams. We believe that our global presence and breadth of application expertise (further enhanced by our recent acquisitions) provide a strong foundation for us to grow with our existing customers across the globe as well as for enhanced access to new customers across an array of highly specialized applications. As a result, we strive to grow our revenues consistent with the demand growth of the applications which we serve, while enhancing our operating efficiencies to improve our margins. To accomplish our mission and drive continued success, we are focused on the following strategies:

•
Support Continued Growth of Our Existing Customers Globally - We will invest to support the continued growth of our existing customers across the globe. Many of our customers' products benefit from attractive growth trends and, consequently, our customers demand an increasing amount of our specialty materials. We will seek to enhance our competitive positions by providing cutting edge innovations, high quality and cost-effective products and dedicated customer service. We will do so through initiatives to expand the production capacity of our current asset base as well as prudent capital investments to expand our capabilities. Many of our customers are increasingly growing their business globally, and we believe we are well positioned to gain market share with these customers given our global presence and ability to reliably deliver consistent products across the globe.

•
Further Strengthen our Positions in Emerging Markets - We intend to establish stronger positions in emerging markets through partnerships with new customers, as well as by accelerating growth with existing accounts where we are viewed as a strategic supplier. We believe there will be significant growth in our existing markets in South America and Asia. Additionally, in the future, we believe there may be growth opportunities in currently under-developed regions, where current penetration rates for many of the applications we serve are lower compared to other regions. As these emerging markets develop, we will continue to make careful, disciplined investments to expand our global capabilities and operations.

•
Pursue Growth in Complementary Businesses - We intend to use our industry expertise and capabilities to pursue growth opportunities in complementary products that share one or more key characteristics with our core businesses, including customers, products, manufacturing technologies or supply chain. We will prioritize opportunities in higher value applications with greater product differentiation, higher margins and lower capital intensity. We may pursue these opportunities organically or through targeted acquisitions depending on the specific industry dynamics and required capabilities.

•
Drive Business Excellence to Pursue Economic Leadership and Enhance Margins - Our success is dependent upon our ability to offer an attractive value proposition to our customers and to maximize customer satisfaction through our innovation, product quality and reliability. Consequently, we will seek to use our global platform and capabilities to offer solutions which maximize customers’ value and streamline their operations. We will also seek to improve our supply chain management to improve our cost position. We will seek to accelerate our business excellence initiatives to generate recurring annual productivity savings to offset inflation, enable reinvestment in growth, and improve our margins. These initiatives are focused on procurement savings, manufacturing yield optimization, lean initiatives, preventative maintenance and logistics savings. Through the realization of acquisition-related cost savings and our business excellence initiatives, we plan to continue to pursue improved cost positions and operating margins in the future.

•
Opportunistically Pursue Value-Enhancing Acquisitions - The nonwovens industry has experienced significant consolidation in recent years, including our acquisitions of Fiberweb and Providência. However, the industry remains relatively fragmented with many smaller regional players. In the future, we will continue to opportunistically evaluate potential acquisitions that enhance our business. We will prioritize transactions that complement our existing businesses, offer a potential for meaningful cost savings, enhance our capabilities in complementary products or regions or improve our growth profile by leveraging our existing customer relationships, technologies, global manufacturing and distribution network, and expertise in engineered materials.

•
Develop and Attract Top Talent - We strive to attract and develop the best talent in the industry. We work as a team to make a positive impact to our organization, our customers and suppliers, and the community. We believe that our history of growth and innovation coupled with our strong global position will highlight the Company as an attractive career opportunity for talented business leaders. Over the past several years, we have redesigned our global organization structure and significantly enhanced the senior leadership team adding resources and capabilities in several key areas to address our strategic growth priorities.

Our Segments
We manage our business through four reportable segments which are organized by geographic region: North America, South America, Europe and Asia. Each of our regional manufacturing facilities has a diverse range of capabilities and technologies to serve local demand trends and our customers' specific requirements, which vary by region. Consequently, each of our regions serves a unique mix of customer applications; however, certain of our applications and customers are consistent across our regions. We believe that our ability to provide consistent, high-quality products across a variety of geographies is a strong competitive advantage in serving global customers. In addition, our geographic breadth and broad range of applications reduce exposure to any one region, manufacturing facility, application or customer.
Our reportable segments are as follows:
North America
Our North America segment includes five manufacturing and converting facilities in the United States, one in Canada and one in Mexico. The segment includes a broad array of product technologies, including our proprietary Reemay, Spinlace, Apex and TYPAR technologies, that collectively serve a wide spectrum of product applications. Markets served include personal care (baby diapers and feminine hygiene products and substrates for fabric-softening dryer sheets), infection prevention (specialty materials for use in various medical garments, such as surgical gowns and drapes as well as household cleaning wipes) and high performance solutions (filtration media for pool and spa filters, as well as protective house wrap). Net sales to external customers in fiscal 2014 totaled $828.6 million.
South America
Our South America segment includes two manufacturing facilities in Brazil, one in Argentina and one in Colombia. This footprint enables us to efficiently serve the Caribbean and Central America, the Andean Community (CAN) and the Southern Common Market (MERCOSUR) economic trade zones. All of our facilities in the region specialize in serving personal care applications, such as baby diapers and feminine hygiene products. However, we also serve certain specialty agriculture and industrial customers in this region. Net sales to external customers in fiscal 2014 totaled $306.2 million.
Europe
Our Europe segment includes two manufacturing facilities in the United Kingdom, two in France, and one in each of Germany, Italy, Spain and the Netherlands. In addition, the segment also includes our India joint venture with one manufacturing facility located in India. The European segment includes our most diverse set of technologies, such as our proprietary S-tex spunmelt and hydroentanglement technologies, and serves a broad array of personal care, infection prevention and high performance solutions applications. In addition, we are a leading global provider of industrial cable wrap and have significant positions in geosynthetics for civil engineering, landscape and military use. We also have meaningful positions in hygiene applications, such as baby diapers and adult incontinence products, and healthcare products, such as surgical drapes, blood filtration and face masks. Net sales to external customers in fiscal 2014 totaled $530.4 million.
Asia
Our Asia segment consists of two manufacturing facilities in China. Our Asia region is the primary manufacturing base for servicing our global healthcare customers. For these applications, we supply our specialty materials to regional converters in Asia who cut and sew our products into finished goods for sale primarily in Europe and North America. In addition, we plan to utilize our leading-edge spunmelt technologies to participate in the rapid growth expected in the Asia region from rising disposable incomes and consumer adoption of personal care products. Net sales to external customers in fiscal 2014 totaled $194.7 million.
Segment revenue, profit information and additional financial data on recent financial results for our reportable segments are provided in the Results of Operations section in Part II, Item7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” and in Note 23 to the Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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
Providência Acquisition
On January 27, 2014, we announced that PGI Polímeros do Brazil, a Brazilian corporation and wholly-owned subsidiary of the Company ("PGI Acquisition Company"), entered into a Stock Purchase Agreement with Companhia Providência Indústria e Comércio, a Brazilian corporation ("Providência") and certain shareholders named therein. Pursuant to the terms and subject to the conditions of the Stock Purchase Agreement, PGI Acquisition Company agreed to acquire a 71.25% controlling interest in Providência (the “Providência Acquisition”). The Providência Acquisition was completed on June 11, 2014 (the "Providência Acquisition Date") for an aggregate purchase price of $424.8 million and funded with the proceeds from borrowings under an incremental term loan amendment to our existing Senior Secured Credit Agreement as well as the proceeds from the issuance of $210.0 million of 6.875% Senior Unsecured Notes due in 2019. Total consideration paid included $47.9 million of deferred purchase price (the "Deferred Consideration"), which accretes at a rate of 9.5% per annum compounded daily, which shall be paid to the selling stockholders to the extent certain existing and potential tax claims are resolved (the "Providência Tax Claims") and $8.2 million deposited into an escrow account.
As required by Brazilian law, PGI Acquisition Company filed a mandatory tender offer registration request with the Securities Commission of Brazil (Comissão de Valores Mobiliários or "CVM") in order to launch as required by Brazilian law, after the CVM's approval, a tender offer to acquire the remaining 28.75% of the outstanding capital stock of Providência that is currently held by the minority shareholders (the "Mandatory Tender Offer"). The price per share to be paid to the minority shareholders in connection with the Mandatory Tender Offer will be substantially the same as paid to the selling shareholders upon acquisition of control, including a portion allocated to deferred consideration and escrow. In addition, we voluntarily opted to amend the Mandatory Tender Offer to provide the minority shareholders with an alternative price structure with no escrow or deferred purchase price. Based on the alternative offer, the minority shareholders would receive an all-cash purchase price at closing. The Mandatory Tender Offer registration request is currently under review with the CVM.
Providência is a leading manufacturer of spunmelt nonwoven products based in Brazil, with a presence throughout North and South America, offering nonwoven fabrics under the KAMI brand. Its products are primarily used in hygiene and personal care applications, such as disposable diapers, sanitary pads, cleansing tissues and adult incontinence products. Based in Brazil, Providência has three locations, including one in the United States. It strengthened our competitive position in North and South America and was highly complementary with our existing operations. In particular, we became the largest producer of nonwovens in South America, with facilities in Brazil, Argentina and Colombia that enable us to cost-effectively serve customers across the continent.
Fiberweb Acquisition
On September 17, 2013, PGI Acquisition Limited, a wholly-owned subsidiary of the Company, entered into an agreement with Fiberweb containing the terms of a cash offer to purchase 100% of the issued and to be issued ordinary share capital of Fiberweb at a cash price of £1.02 per share (the "Fiberweb Acquisition"). The offer was effected by a court sanctioned scheme of arrangement of Fiberweb under Part 26 of the UK Companies Act 2006 and consummated on November 15, 2013 (the "Fiberweb Acquisition Date"). The aggregate purchase price was valued at $287.8 million and funded on November 27, 2013 with the proceeds of borrowings under a $268.0 million Senior Secured Bridge Credit Agreement and a $50.0 million Senior Unsecured Bridge Credit Agreement (together, the "Bridge Facilities"). The Bridge Facilities were subsequently refinanced, along with transaction expenses, with the proceeds from a $295.0 million Senior Secured Credit Agreement (the "Term Loans") and a $30.7 million equity investment from Blackstone. Fiberweb is one of the largest global manufacturers of specialized technical fabrics with eight production sites in six countries. With operations in North America and Europe, Fiberweb improved our capabilities in several existing applications (such as hygiene and healthcare) but also meaningfully expanded our positions in several complementary applications, such as filtration, dryer sheets, and house wrap. Fiberweb also provided access to several new technologies such as S-Tex (hygiene) and Nano fiber (filtration), which offer differentiated products to address our customers’ needs for innovation and customized solutions.

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

In addition, we recently commenced the upgrade of manufacturing lines at our facilities located in Tarragona, Spain and Benson, North Carolina. Other initiatives, including the upgrade of a manufacturing line at our facility near Buenos Aires, Argentina and the upgrade of machinery and the expansion of our manufacturing facility in Waynesboro, Virginia, are substantially complete at the end of 2014.
Our expansion projects are funded using a combination of existing cash balances, internal cash flows and financing arrangements with third-party financial institutions. We intend to continue to expand where we believe there are attractive supply and demand characteristics as well as maintain and upgrade manufacturing lines to improve our global competitive position.
Optimization Initiatives
We actively and continuously pursue initiatives to prolong the useful life of our assets through product and process innovation. In some instances, we have determined that our fixed cost structure would be enhanced through consolidation. While investing in several new manufacturing lines in high-growth regions, we have simultaneously undertaken a number of initiatives to rationalize low-margin legacy operations and relocate certain assets to improve our cost structure. These initiatives are intended to result in lower working capital levels and improve operating performance and profitability. Our strategy with respect to past consolidation efforts in the U.S. and Europe was focused on the elimination of costs associated with underutilized legacy capacity. During 2014, we exited the European roofing business, consolidated our German manufacturing operations to Berlin and entered into an agreement to sell the manufacturing operations in Aschersleben. We continually assess our global footprint to determine what we believe is an appropriate and sustainable asset base.
Competition
Our industry is highly competitive throughout the world. Due to the diversity of the products we sell and the variety of segments we serve, we encounter a wide variety of regional and global competitors that vary by product line. They include well-established regional competitors, competitors who are more specialized than we are in particular markets, as well as larger companies or divisions of larger companies with substantial sales, marketing, research, and financial capabilities. Generally, the principal methods of competition relate to product innovation and performance, product quality, service, distribution and cost. In addition, technical support is highly valued by the largest customers.
Our primary competitors include Ahlstrom Corporation, Avgol Industries Ltd., E.I. du Pont de Nemours & Co., First Quality Enterprises, Inc., Fitesa, Toray Saehan, Inc., Intertape Polymer Group Inc. and Mitsui Chemicals, Inc., among others.
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
Sales and Marketing
We sell a majority of our products through our regional direct sales force of approximately 140 individuals worldwide. Our sales and marketing activities are organized primarily on a regional basis to provide customers with local sales and technical support. We combine our local technical sales capabilities with key account management support provided by our global product application groups to offer an attractive overall value proposition and to provide customers with the benefits of our global scale. We endeavor to extend these commercial and technical relationships to multiple levels within our customers’ organization using our direct sales force and technical service group to accomplish this objective.
Our global product application groups are responsible for global market development and product positioning, expansion of our business and the design and implementation of short and mid-term marketing strategies activities. They monitor relevant market trends, gather market intelligence and set pricing parameters for our key products. Additionally, our global product application groups coordinate with our sales force and technical specialists to ensure that the needs of our customers are addressed, and assist with the development and commercialization of new products.
Inventory and Backlogs
At December 31, 2014 and December 28, 2013, our inventory balance was $173.7 million and $156.1 million, respectively. As a result, our days of inventory on hand represented 39 days at December 31, 2014 and 41 days at December 28, 2013. Generally, our business is a short-cycle business with a limited amount of backlog. Unfilled orders as of December 31, 2014 and December 28, 2013 amounted to approximately $171.4 million and $145.2 million, respectively. The level of unfilled orders is affected by many factors, including the timing of orders and the delivery time for the specific products. Unfilled orders typically represent approximately 30 to 40 days of annualized sales. Additionally, we do not experience a high level of unfilled order volatility. Consequently, we do not consider the amount of unfilled orders a meaningful indicator of future sales.
Patents and Trademarks
We consider our patents and trademarks to be important to our business and seek to protect our proprietary know-how in part through United States and foreign patent and trademark registrations. We have over 1,300 pending and approved trademark and domain name registrations worldwide and over 600 pending and approved patents worldwide, and maintain certain trade secrets.
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
Environmental Regulations
We are subject to a broad range of federal, foreign, state and local laws and regulations relating to the pollution and protection of the environment. Various environmental requirements are applicable to us, including laws relating to air emissions, wastewater discharges, the handling, storage, disposal and release of solid and hazardous substances and wastes and remediation of soil, surface and groundwater contamination and human health and safety. We do not currently anticipate any material adverse effect on our operations or financial or competitive position as a result of our efforts to comply with environmental requirements. However, some risk of environmental liability is inherent due to the nature of our business and, accordingly, there can be no assurance that material environmental liabilities will not arise.
Seasonality
Historically, use and consumption of our products in most regions and applications do not fluctuate significantly due to seasonality. However, with the acquisition of Fiberweb, we have seen increased exposure to seasonality in certain applications, such as building and construction, agriculture and geosynthetics, as sales volumes correspond to the applicable building or growing season as the case may be.

Employees
As of December 31, 2014, the Company had approximately 4,400 employees worldwide. Of this total, approximately 49% of these employees are represented by labor unions or trade councils that have entered into separate collective bargaining agreements with the Company. All of these collective bargaining agreements will expire within one year. We believe our employee relations are satisfactory.
Iran Related Disclosure
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to The Blackstone Group L.P. by Travelport Limited and Travelport Worldwide Limited, which may be considered our affiliate.
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
Risks Related To Our Business
The specialized markets in which we sell our products are highly competitive, as a result we may have difficulty growing our business and maintaining profit margins.
The markets for our products are highly competitive. The primary competitive factors include product innovation and performance, quality, service, cost, distribution and technical support. In addition, we compete against a number of competitors in each of our markets. Some of these competitors are larger companies that have greater financial, technological, manufacturing and marketing resources than we do. A reduction in overall demand, a significant increase in manufacturing capacity in excess of demand or increased costs to design and produce our products would likely further increase competition and that increased competition could lead to reduced sales or cause us to reduce our prices, which could lower our profit margins and impair our ability to grow.
The global nonwovens market has historically experienced stable growth and favorable pricing dynamics. However, since late 2010, several of our competitors, primarily in the hygiene markets, installed or announced an intent to install, capacity in excess of what we believe to be current market demand in the regions that we conduct business. As additional nonwovens manufacturing capacity entered into commercial production, in excess of market demand, the short-term to mid-term excess supply created unfavorable market dynamics, resulting in a downward pressure on selling prices. In recent years, we believe growing demand has filled a portion of this excess capacity and we have observed fewer new capacity expansions, leading to improved capacity utilization in our view.
Increases in prices for raw materials and energy could reduce our profit margins.
The primary raw materials used to manufacture most of our products are polypropylene resins (accounting for approximately 75% of raw material costs historically), polyester fiber, polyethylene resin and, to a lesser extent, rayon and tissue paper. In addition, energy-related costs are a significant expense for us (both directly and as inputs to our primary raw materials). The prices of raw materials and energy can be volatile and are susceptible to rapid and substantial changes due to factors beyond our control such as changing economic conditions, currency fluctuations, political unrest and instability in energy-producing nations, and supply and demand considerations. To the extent that we are able to pass along raw material price increases to some of our customers, there is often a delay between the time we are required to pay the increased raw material price and the time we are able to pass the increase on to our customers. To the extent we are not able to pass along all or a portion of such increased prices of raw materials, our cost of goods sold would increase and our operating income and margins would correspondingly decrease. There can be no assurance that the prices of raw materials and energy will not increase in the future or that we will be able to pass on any increases to our customers. In addition, volatility in the prices for raw materials could make it more difficult for us to pass along all or a portion of any increase to our customers. Material increases in raw material and energy prices that cannot be passed on to customers could have a material adverse effect on our profit margins, results of operations and financial condition.
The industries that we serve are subject to the overall economic environment and demand for end-use products.
Our net sales are affected by general economic conditions, and the development of demand for and prices of end-use products in the industries that we serve. Geographically, general economic conditions constitute important factors affecting the demand for our products. Our results may also be affected by the cyclicality of the end-uses applications and industries we serve, although these cycles vary across industries and geographic regions. Demand for and prices of our products have fluctuated during the past years as demand by end-users and intermediate converters has changed. A substantial decline in general economic conditions combined with a consequent decline in the prices and/or demand for our products could have an adverse effect on our business, results of operations or financial condition.
The loss of any of our large volume customers could significantly reduce our revenues and profits.
A significant amount of our products are sold to large volume customers. We have one major customer, Procter & Gamble, that accounts for approximately 12% of our business and our 20 largest customers represented approximately 51% of our sales in

2014. We also do not have any long-term volume commitments with our customers and, as a result, the amount, and prices at which, our customers purchase from us may vary across periods. As a result, a decrease in business from, or the loss of any large volume customers, could materially reduce our product sales, lower our profits and impair our financial condition.
Our international operations pose risks to our business that may not be present with our domestic operations.
Our manufacturing facilities in the United States accounted for approximately 33% of net sales for 2014, with facilities in Mexico, Canada, Europe, Asia and South America accounting for approximately 67% of net sales for the same period. As a result of the Providência Acquisition, we have further strengthened our presence in South America and we expect a proportionate increase to our net sales in that region. As part of our growth strategy, we have expanded, and may continue to expand operations in foreign countries where we have an existing presence or enter new foreign markets and expect to increase sales of products as disposable income increases in developing markets. Our foreign operations are, and any future foreign operations will be, subject to certain risks that are unique to doing business in foreign countries. These risks include fluctuations in foreign currency exchange rates, inflation, economic or political instability, shipping delays in both our products and receiving delays of raw materials, changes in applicable laws, including assessments of income and non-income related taxes, reduced protection of intellectual property and regulatory policies and various trade restrictions including potential changes to export taxes or countervailing and anti-dumping duties for exported products from these countries. Any of these risks could have a negative impact on our ability to deliver products to customers on a competitive and timely basis. This could reduce or impair our net sales, profits, cash flows and financial position. We have not historically hedged our exposure to foreign currency risk except for risk associated with certain capital spending projects or acquisitions.
We may not realize certain productivity enhancements or improvements in costs.
As part of our business strategy, we must continuously identify opportunities to improve profitability by reducing costs and enhancing productivity to improve our results. Any cost savings or productivity enhancements that we realize from such efforts may differ materially from our estimates. We cannot assure you that these initiatives will be completed as anticipated or that the benefits we expect will be achieved on a timely basis or if they will be achieved at all. If we are unable to reduce costs or improve productivity, our competitive position and profitability could be adversely affected.
We have experienced losses in the past, and we may experience similar losses in the future.
For each of the fiscal years ended December 31, 2014, December 28, 2013 and December 29, 2012 we experienced net losses. Please see the section under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto for a discussion of our operational history and the factors accounting for such losses. We cannot assure you that in the future we will be profitable.
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
In cases where changes in our selling prices to customers are determined via contract based on changes in an underlying raw material price index, such as the index for polypropylene, and the index decreases, sales would decrease and our operating income would correspondingly decrease if we are not able to obtain corresponding reductions in our raw material costs. Such decreases in operating income could be material. There can be no assurance that the index used in such contracts will not decrease in the future or that we will be able to obtain corresponding reductions in our raw material costs. Additionally, unfavorable competitive dynamics could cause us to lower our selling prices without a change in raw material cost.
Delay in the procurement of raw materials could reduce our revenues and profits.

In certain regions of the world, we may source certain key raw materials from a limited number of suppliers or on a sole source basis. To the extent that we cannot procure our raw material requirements from a local country supplier, we seek to import raw materials from outside refiners. The loss of any of our key suppliers or the delay in the import of raw materials could, in the short-term, adversely affect our business until alternative supply arrangements are secured and the respective suppliers are qualified with our customers, or until importation delays of raw material are resolved. Accordingly, a delay in the procurement of raw materials could reduce product sales, lower our profits and impair our financial condition.
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
•terrorism or threats of terrorism;
•governmental regulations; and
•other operational problems.
For example, on May 15, 2014, Providência announced that production on three of its spunmelt lines at its São José dos Pinhais facility had been partially interrupted. The interruption was the result of an order by the Brazilian Ministry of Labor, pending remedial action by Providência to bring the facility into compliance with applicable Brazilian workplace safety regulations. The shutdown impacted sales volumes in excess of 6,500 metric tons of nonwovens during the 2014 fiscal year. Any such future disruption could prevent us from meeting customer orders, reduce our sales or profits and negatively affect our results of operations and financial condition.
We must continue to invest significant resources in developing innovative products in order to maintain a competitive edge in the highly specialized markets in which we operate.
Our continued success depends, in part, upon our ability to maintain our technological capabilities and to continue to identify, develop and commercialize innovative products for the nonwoven and oriented polymer industries. We must also protect the intellectual property rights underlying our new products to realize the full benefits of our efforts. If we fail to continue to develop products or to keep pace with technological developments by our competitors, we may lose market share, reduce product sales and lower our margins which would impair our results of operations and financial condition.
We may not be able to utilize our production capacity efficiently due to variability in customer demand or unexpected events.
Our ability to utilize our production capacity efficiently may be affected by variability in customer demand or interruptions in production. We have a relatively versatile production base with 22 production facilities worldwide, which facilitates effective use of capacity by, for example, allowing for the redirection of resources to reflect changes in demand. Any interruption in production at our production sites, whether due to lack of orders, labor action, environmental incidents, breakdown of major production machines, fire, accidents or other factors, has the potential to affect adversely our ability to meet production goals for the year and result in lost business opportunities in the future. Also, any failure to fill customer orders on schedule could lead customers to seek alternative sources of supply.
We typically only produce goods against orders received, rather than for stock. Although we believe that close customer relationships have helped us to make accurate estimates of future orders in the past, there could be significant or numerous reductions, delays or cancellations in anticipated or confirmed orders by a customer or group of customers in the future, which could cause us to incur downtime on our machines and thereby have an adverse effect on our business, results of operations or financial condition.

Because a significant number of our employees are represented by labor unions or trade councils and work under collective bargaining agreements, any employee slowdown or strikes or the failure to renew our collective bargaining agreements could disrupt our business.
As of December 31, 2014, approximately 49% of our employees were represented by labor unions or trade councils and worked under collective bargaining agreements, all of which expire within one year. We may not be able to maintain constructive relationships with these labor unions or trade councils. We may not be able to successfully negotiate new collective bargaining agreements on satisfactory terms in the future. The loss of a substantial number of these employees or a prolonged labor dispute could disrupt our business. Any such disruption could reduce our revenues, increase our costs and result in significant losses.
We rely on a limited number of suppliers to provide raw materials, significant machinery and components used in our production facilities. A material interruption in supply or delivery could prevent or limit our ability to accept and fill orders for our products.
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
We purchase raw materials from an array of suppliers, some of which supply a significant portion of our raw materials. A loss of a significant supplier could cause us to experience substantial production delays and may impact our business and financial results. We use third-party transportation providers for our shipment of raw materials and our final products, including shipment tracking and freight dispatch services. Our use of transportation services for shipments is subject to risks, including increases in fuel prices, which would increase our shipping costs, and employee strikes and inclement weather, which may impact the ability of providers to provide delivery services that adequately meet our shipping needs. Any material shipping interruptions can adversely affect our ability to meet our production goals or result in significant additional costs.
We could be subject to substantial costs to comply with, and liabilities under, environmental laws, and violations of such laws may increase costs or require us to change certain business practices.
We use and generate a variety of chemicals in our manufacturing operations and we are subject to a broad range of federal, state, local and foreign environmental laws and regulations. These environmental laws govern, among other things, air emissions, wastewater discharges, the handling, storage, disposal and release of wastes and hazardous substances, cleanup of contaminated sites and human health and safety. We regularly incur costs to comply with environmental requirements, and such costs could increase significantly, or our business or operations could be materially affected, with changes in legal requirements or their interpretation or enforcement. For example, certain local governments have adopted ordinances prohibiting or restricting the use or disposal of certain plastic products, such as certain of the plastic wrapping materials that we produce. Widespread adoption of such prohibitions or restrictions could adversely affect demand for our products and thereby have a material adverse effect upon us. In addition, a decline in consumer preference for plastic or disposable products due to environmental considerations could have a material adverse effect upon us. We could incur substantial costs, including clean-up and capital costs, fines and sanctions and third-party property damage or personal injury claims, as a result of violations of environmental laws. Failure to comply with environmental requirements could also result in enforcement actions that materially limit or otherwise affect our operations. We are also subject to laws, such as the Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, that may impose liability retroactively and without fault for releases or threatened releases of regulated materials at on-site or off-site locations.
Additionally, greenhouse gas (“GHG”) emissions have increasingly become the subject of a large amount of international, national, regional, state and local attention. Cap and trade initiatives to limit GHG emissions have been enacted in the European Union. Numerous bills related to climate change have been introduced in the U.S. Congress, and various states and federal agencies, including the U.S. Environmental Protection Agency, have taken or are considering actions to regulate GHG emissions, which could adversely impact us and many other industries including our suppliers or customers, which may result in higher costs or other impacts to our business. Within the U.S., most of these actions and proposals have resulted or would result in the regulation and/or taxation, in one fashion or another, of the production of carbon dioxide and other GHGs to facilitate the reduction of GHG emissions to the atmosphere, and provide tax and other incentives to produce and use more clean energy.
Our insurance policies may be insufficient to cover certain eventualities.
We have extensive insurance policies that we believe provide coverage consistent with industry practice. However, there is a possibility that these insurance policies may not adequately cover all risks and catastrophic events, and that any particular claim may not be paid. For example, in December 2010, a severe rainy season impacted many parts of Colombia and caused us to temporarily cease manufacturing at our Cali, Colombia facility due to a breach of a levy and flooding at the industrial park where our manufacturing facility is located. Although we carried flood insurance, it was insufficient to cover all of our losses and we incurred additional liability for costs associated with the flood and restoration of the facility. A catastrophic event or multiple catastrophic events may cause large losses and could have a material adverse effect on our business, results of operations or financial condition. Natural catastrophic events to which we are exposed include fires, windstorms, hurricanes, earthquakes, tornadoes, severe hail, severe winter weather and floods, which are inherently unpredictable in terms of both their occurrence and severity. We are also exposed to man-made catastrophic events, which may have a significant adverse impact on the industry where we operate and our business.
If we are unable to adequately protect our intellectual property, we could lose a significant competitive advantage.
Our success depends, in part, on our ability to protect our technologies and products against competitive pressure and to defend our intellectual property rights. If we fail to adequately protect our intellectual property rights, competitors may manufacture and market similar products, which could adversely affect our market share and results of operations. We consider our patents and trademarks, in the aggregate, to be important to our business and seek to protect our proprietary know-how in part through United States and foreign patent and trademark registrations. We have over 1,300 pending and approved trademark and domain name registrations worldwide and over 600 pending and approved patents worldwide, and maintain certain trade secrets. We may not receive patents for all our pending patent applications, and existing or future patents or licenses may not provide competitive advantages for our products. Our competitors may challenge, invalidate or avoid the application of any existing or future patents, trademarks, or other intellectual property rights that we receive or license. In addition, patent rights may not prevent our competitors from developing, using or selling products that are similar or functionally equivalent to our products. The loss of protection for our intellectual property could reduce the value of our products, reduce product sales, lower our profits, and impair our financial condition.
We may not be able to recover the carrying value of our long-lived assets, which could require us to record asset impairment charges and materially and adversely affect our results of operations.
Property, plant and equipment represent a significant portion of our assets. Restructuring initiatives and changing conditions can impact our ability to recover the carrying value of our long-lived assets. The continuing presence of these factors, as well as other factors, could require us to record asset impairment charges in future periods which could materially and adversely affect our results of operations.
Goodwill and other identifiable intangible assets represent a significant portion of our total assets, and we may never realize the full value of our intangible assets.
Goodwill and other intangible assets represent a significant portion of our assets. Goodwill is the excess of cost over the fair market value of net assets acquired in business combinations. In the future, goodwill and intangible assets may increase as a result of future acquisitions. We review goodwill and intangible assets at least annually for impairment. Impairment may result from, among other things, deterioration in performance, adverse competitive conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products and services we sell, challenges to the validity of certain registered intellectual property, reduced sales of certain products incorporating registered intellectual property, and a variety of other factors. Any impairment of goodwill or other intangible assets would result in a non-cash charge against earnings, which would adversely affect our results of operations.
If we fail to maintain effective internal control over financial reporting at a reasonable assurance level, we may not be able to accurately report our financial results, and may require the restatement of previously published financial information which could have a material adverse effect on our operations, investor confidence in our business and the trading prices of our securities.
We recently identified an error in the accounting for noncontrolling interest in the financial statements of the Company for the unaudited interim periods ended June 28, 2014 and September 27, 2014 relating to our Providência Acquisition, which resulted in the restatement of the Company's consolidated financial statements for such periods. The error only impacted the Consolidated Balance Sheets, the Consolidated Statement of Changes in Equity and certain footnote disclosures for such periods. The error had no impact on the Consolidated Statements of Comprehensive Income (Loss) or the Consolidated Statements of Cash Flows for such periods. As a result of the restatement, we concluded that we had a material weakness in internal controls over financial reporting. In addition, in the past we have identified and remediated material weaknesses and other deficiencies in our internal control over financial reporting.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of February 6, 2015, we implemented additional procedures that we believe are sufficient to remediate the existing material weakness. However, if we determine that these material weaknesses have not been fully remediated or if additional material weaknesses in our internal controls are discovered in the future, they may adversely affect our ability to record, process, summarize and report financial information timely and accurately and, as a result, we may fail to prevent or detect material misstatements in our annual or interim financial statements.
In addition, it is possible that control deficiencies could be identified by our management or by our independent registered public accounting firm in the future or may occur without being identified. Such a failure could result in regulatory scrutiny, cause investors to lose confidence in our reported results, lead to a default under our indebtedness and otherwise materially adversely affect our business and financial condition.
The failure of our information technology systems could disrupt our business operations which could have a material adverse effect on our business, financial condition and/or results of operations.
The operation of our business depends on our information technology systems. The failure of our information technology systems to perform as we anticipate could disrupt our business and could result in, among other things, transaction errors, processing inefficiencies, loss of data and the loss of sales and customers, which could cause our business and results of operations to suffer. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including, without limitation, fire, natural disasters, power outages, systems failure, system conversions, security breaches, cyber-attacks, viruses and/or human error. In any such event, we could be required to make a significant investment to fix or replace information technology systems, and we could experience interruptions in our ability to service our customers. Any such damage or interruption could adversely affect our business, financial condition and/or results of operations.
The loss of our senior management could disrupt our business.
Our senior management is important to the success of our business. However, the specialty materials and nonwovens industries are characterized by significant competition for a limited pool of experienced executive personnel and, as a result, we may not be able to retain our existing senior management. In addition, we may not be able to fill new positions or vacancies created by expansion or turnover. The loss of any member of our senior management team without retaining a suitable replacement (either from inside or outside our existing management team) could restrict our ability to enhance existing products in a timely manner, sell products to our customers or manage the business effectively.
Risks Relating to Our Indebtedness
Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our indebtedness.
We have a substantial amount of debt, which requires significant interest and principal payments. As of December 31, 2014, our total long-term debt was $1,465.2 million. Our high level of debt could have important consequences, including the following:

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
We may be able to incur significant additional indebtedness in the future. Although the indentures governing the Senior Secured Notes and the Senior Unsecured Notes and the credit agreements governing the ABL Facility and the Term Loans contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and additional indebtedness incurred in compliance with these restrictions could be substantial.
The restrictions contained in the indentures and the credit agreements also will not prevent us from incurring obligations, such as trade payables, that do not constitute indebtedness as defined under our debt instruments. In addition, our ABL Facility provided for unused commitments of $43.6 million (subject to availability under a borrowing base and after giving effect to $19.3 million of outstanding letters of credit) as of December 31, 2014. Furthermore, we may increase our commitments under our ABL Facility without the consent of lenders under our ABL Facility, other than those lenders who, in their discretion, issue a commitment to provide all or a portion of such increase, by up to an additional $75.0 million, subject to certain customary conditions, and available debt capacity under the indentures governing the Senior Secured Notes and the Senior Unsecured Notes and the credit agreement governing the Term Loans. To the extent new debt is added to our currently anticipated debt levels, the substantial leverage risks described in the previous risk factor would increase.
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
Moreover, in the event of a default, the holders of our indebtedness, including the Senior Secured Notes, the Senior Unsecured Notes, the ABL Facility and the Term Loans, could elect to declare all the funds borrowed to be due and payable, together with accrued and unpaid interest. The lenders under our ABL Facility could also elect to terminate their commitments thereunder and cease making further loans. The lenders and holders of our secured debt could institute foreclosure proceedings against their collateral, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to obtain waivers from the required lenders under our ABL Facility to avoid being in default. If we breach our covenants under our ABL Facility, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.
The agreements governing our indebtedness and the Lease Agreements (as defined below) impose significant operating and financial restrictions on us, which may prevent us from capitalizing on business opportunities.
The indentures governing the Senior Secured Notes and the Senior Unsecured Notes, the credit agreements governing our ABL Facility, the Term Loans and the lease agreements associated with two of our U.S. spunmelt lines (the "Lease Agreements") impose significant operating and financial restrictions on us. These restrictions limit our ability to, among other things:

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
In addition, the restrictive covenants in our ABL Facility and Lease Agreements may require us to maintain a specified financial ratio and satisfy other financial condition tests. Our ability to comply with those financial ratios and tests can be affected by factors beyond our control. As a result, we are limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. Our failure to comply with the terms of the Lease Agreements could result in a default thereunder which, if not cured or waived, could result in our being required to make substantial unscheduled payments in respect of the applicable Lease Agreement. The terms of any future indebtedness we may incur could include more restrictive covenants or could impact compliance with existing restrictive covenants.
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

Risks Related to our Acquisitions
The success of our business depends, in part, on achieving our objectives for strategic acquisitions and dispositions.
We may pursue acquisitions or joint ventures as part of our long-term business strategy. In pursuing these transactions, we may encounter significant challenges and risks including that the transaction does not advance our business strategy, that we do not realize a satisfactory return on the investment made, that we increase our debt levels beyond what the acquired business can support, that we may incur unknown liabilities or that we experience difficulty in completing such transactions or in the integration of new operations, employees, business systems, and technology, or diversion of management’s attention from our other businesses. These factors could adversely affect our operating results or financial condition.
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
Our recent acquisitions, including the Fiberweb Acquisition and Providência Acquisition, may not achieve their intended results, including anticipated cost savings.
Although we completed the Fiberweb Acquisition and Providência Acquisition with the expectation that each transaction will result in various benefits, including a significant amount of cost savings and other financial and operational benefits, there can be no assurance regarding when or the extent to which we will be able to realize any of these benefits. Achieving the anticipated benefits of an acquisition, including cost savings, is subject to a number of uncertainties, including whether the businesses acquired can be operated in the manner we intend. The integration may be subject to delays or changed circumstances, and we can give no assurance that the acquired businesses will perform in accordance with our expectations or that our expectations with respect to integration or cost savings as a result of acquisitions will materialize. In addition, we expect to incur additional costs and charges in connection with integrating the acquired businesses, including severance payments and other restructuring and transitional charges. Additional unanticipated costs, expenses, liabilities, competitive responses, or loss of customer and supplier relationships may also arise during the integration process. The integration of acquired businesses, including the Fiberweb and Providência businesses, may place an additional burdens on our management and internal resources, and the diversion of management’s attention during the integration and restructuring process could have an adverse effect on our profit margins, results of operations and financial condition.
The Providência Acquisition exposes us to additional risks and uncertainties with respect to the acquired businesses and their operations.
We expect that the Providência Acquisition will re-balance our business mix to a greater percentage of international operations. The acquired businesses will generally be subject to risks similar to those that we are subject to in our existing international businesses. In addition, we will be subject to increased foreign currency exchange rate risks because a greater portion of our cash flows will be generated by our international business operations. These risks relate primarily to changes in the relative value of the Brazilian real and the U.S. dollar between the time we initially invest U.S. dollars in our Brazilian business and the time that cash is repatriated to the United States from Brazil. In addition, our consolidated reported earnings on a U.S. Generally Accepted Accounting Principles (“GAAP”) basis may be subject to increased currency translation risk, which is the result of the conversion of earnings as reported in our Brazilian businesses on a Brazilian real basis to a U.S. dollar basis in accordance with GAAP requirements. In addition, regulatory requirements, political and/or competitive conditions associated with aspects of the acquired businesses may differ from those of our existing business, which may increase our costs.
In connection with the Providência Acquisition, approximately R$106.9 million (or $47.9 million) of the total consideration due to the selling shareholders pursuant to the stock purchase agreement constitutes Deferred Purchase Price, payable to the selling shareholders to the extent the Providência Tax Claims are resolved in Providência’s favor. See “Business—Expansion and Optimization—Providência Acquisition.” In addition, to the extent minority shareholders participate in the Mandatory Tender Offer, a pro rata amount of the consideration due to such tendering shareholders will be treated as Deferred Purchase Price with respect to such tendering holders. Based on currently available information, we do not anticipate that the actual tax liability will materially exceed the Deferred Purchase Price. However, the actual tax liability will be determined according to applicable Brazilian law, and to the extent the actual tax liability is in excess of the Deferred Purchase Price, we will be responsible for such excess.
Our subsidiary Providência is a Brazilian company and may remain a public company following completion of the tender offer in Brazil.
We may not succeed in acquiring 100% of the share capital of Providência. If Providência remains a public company in Brazil, it will remain subject to Brazilian laws and regulations applicable to domestic public companies, including Brazilian Corporation Law and the Sao Paulo stock exchange listing requirements, some of which may differ from the legal principles and rules that would apply if Providência were incorporated in a jurisdiction in the United States. In addition, we will continue to incur costs and expenses associated with being a public company in Brazil.
The Providência business may also be adversely affected by any changes to Brazilian economic conditions. The Brazilian economy has historically been characterized by interventions by the Brazilian government and unstable economic cycles. The Brazilian government has often changed monetary, taxation, credit, tariff and other policies. For example, the government’s actions to control inflation have at times involved setting wage and price controls, blocking access to bank accounts, imposing exchange controls and limiting imports into Brazil. We have no control over, and cannot predict, what policies or actions the Brazilian government may take in the future. Providência’s business, results of operations, financial condition and prospects may be adversely affected by, among others, the following factors:

•	exchange rate movements;

•	exchange control policies;

•	expansion or contraction of the Brazilian economy;

•	inflation;

•	tax policies;

•	other economic political, diplomatic and social developments in or affecting Brazil;

•	interest rates;

•	energy shortages or rationalization;

•	liquidity of domestic capital and lending markets;

•	changes in environmental regulation; and

•	social and political instability, particularly in light of recent protests against public policy and related vandalism in major Brazilian cities.
These factors, as well as uncertainty over whether the Brazilian government may implement changes in policy or regulations relating to these factors, may adversely affect Providência and its business and financial performance. The Brazilian government has considerable power to determine governmental policies and actions that relate to the Brazilian economy and, consequently, affect the operations and financial performance of businesses in Brazil. The government may face domestic pressure to retreat from the current macroeconomic policies in an attempt to achieve higher rates of economic growth. We cannot predict what policies will be adopted by the Brazilian government and whether these policies will negatively affect the economy or Providência’s business or financial performance. In addition, uncertainty leading up to and after the election over whether the Brazilian government may implement changes in policy or regulations may contribute to economic uncertainty in Brazil.
The market for securities issued by Brazilian public companies is influenced, to varying degrees, by economic and market conditions in other emerging market countries, especially other Latin American countries. Accordingly, developments in one country may cause capital and credit markets in other countries to fluctuate and such fluctuations may be significant. Developments or adverse economic conditions in other emerging market countries have at times resulted in significant outflows of funds from, and declines in the amount of foreign currency invested in, Brazil. The Brazilian economy also is affected by international economic and market conditions generally, especially economic and market conditions in the United States. Share prices on the São Paulo Stock Exchange, for example, have historically been sensitive to fluctuations in U.S. interest rates, as well as movements of the major U.S. stocks indexes.
Following the Providência Acquisition, we have minority shareholders, who may interfere with our business plans and adversely affect our business strategy, or our future operating performance, financial condition, cash flows or results of operations.
Following the completion of the Providência Acquisition, we indirectly own approximately 71.25% of the outstanding capital stock of Providência, and other shareholders unrelated to us own approximately the remaining 28.75%. While we filed the Mandatory Tender Offer registration request with the CVM, as required under Brazilian law, completion of the Mandatory Tender offer may be delayed due to the ongoing approval process of the CVM, certain minority shareholders may choose not to participate and/or we may incur additional costs in connection with the acquisition of the minority shareholders’ shares. In the event we own less than 100% of Providência, any such minority shareholders may have interests that are contrary to our business plans with respect to Providência, which may include de-listing of Providência’s common stock. In addition, minority shareholders may seek to assert certain rights that they may purport to have under Brazilian law. If we are not able to implement our business plan with respect to Providência, we may incur additional costs. In addition, it could also adversely affect our business strategy, or our future operating performance, financial condition, cash flows or results of operations.
We may not receive dividends from Providência.
According to the bylaws of Providência, the company must pay to its shareholders, including us, at least 25% of its annual net income as dividends, calculated and adjusted pursuant to Brazilian Law No. 6,404 of December 15, 1976, as amended. Providência’s net income may be used to absorb losses or otherwise retained as allowed by Brazilian law, and may not be available to be paid as dividends. In addition, Providência is allowed to suspend the mandatory distribution of dividends in any particular fiscal year if its Board of Directors decides and informs its shareholders that such distribution would negatively impact its financial condition. While we indirectly own approximately 71.25% of the outstanding capital stock of Providência following the completion of the Providência Acquisition, 20% of the Board of Directors will be independent from us, pursuant to applicable Brazilian law.
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

Principal Function
Location	Manufacturing	Warehousing	Research and Development	Sales and Marketing	Administration
North America
Benson, North Carolina	X	X	X	—	—
Mooresville, North Carolina	X	X	X	—	—
Old Hickory, Tennessee	X	X	X	X	X
Portland (Clackamas), Oregon	—	—	—	—	—
Waynesboro, Virginia	X	X	X	—	—
North Bay (Ontario), Canada	X	X	X	X	X
San Luis, Potosi, Mexico	X	X	X	X	X
Statesville, North Carolina	X	X	X	—	X

South America
Buenos Aires, Argentina	X	X	X	X	X
Cali, Colombia	X	X	X	X	X
Pouso Alegre, Brazil	X	X	X	X	X
São José dos Pinhais, Brazil	X	X	X	X	X

Europe
Bailleul, France	X	X	X	X	X
Biesheim, France	X	X	X	X	X
Aschersleben, Germany	—	—	—	—	—
Berlin, Germany (Leased)	X	X	—	X	X
Terno d'Isola, Italy	X	X	—	X	X
Cuijk, the Netherlands	X	X	X	X	X
Tarragona, Spain	X	X	X	X	—
Aberdare, United Kingdom	X	X	—	—	—
Maldon, United Kingdom	X	X	X	X	X
Mundra, India	X	X	—	—	X

Asia
Nanhai, China	X	X	—	X	X
Suzhou, China	X	X	X	X	X

Global Headquarters
Charlotte, NC (Leased)	—	—	X	X	X
Capacity utilization during 2014 varied by geographic location and manufacturing capabilities. However, most of the facilities operated moderately below capacity. As of December 31, 2014, the Company is no longer using the facilities located in Portland (Clakamas), Oregon. The location was previously used for manufacturing and warehousing operations. In addition, the Company consolidated its two facilities in Germany to Berlin in connection with the exit of the European roofing business. As a result, the Aschersleben, Germany facility shut down and was sold to a third-party effective January 1, 2015.

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
We did not pay any dividends during fiscal years 2014, 2013 or 2012. We currently intend to retain future earnings, if any, to finance the further expansion and continued growth of our business. In addition, our indebtedness obligations limit certain restricted payments, which include dividends payable in cash, unless certain conditions are met. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Indebtedness”.
ITEM 6. SELECTED FINANCIAL DATA
On January 28, 2011, pursuant to an Agreement and Plan of Merger, dated as of October 4, 2010, the Company was acquired by Blackstone, along with certain members of our management, for an aggregate purchase price valued at $403.5 million. As a result, the Company became a privately-held company. Although the Company continues to operate as the same legal entity subsequent to the acquisition, periods prior to January 28, 2011 reflect the financial position, results of operations, and changes in financial position of the Company prior to the Merger (the “Predecessor”) and periods after January 28, 2011 reflect the financial position, results of operations, and changes in financial position of the Company after the Merger (the “Successor”).
The following table sets forth both the Predecessor and Successor selected historical consolidated financial data for the periods indicated. Selected historical financial data for fiscal year 2010 and the one month ended January 28, 2011 is derived from the Predecessor's consolidated financial statements as of and for those periods. Selected historical financial data for the eleven months ended December 31, 2011, fiscal year 2012, fiscal year 2013 and fiscal year 2014 is derived from the Successor's consolidated financial statements as of and for those periods. Prior to 2014, our fiscal year was based on a 52 week period ending on the Saturday closest to each December 31. As a result, fiscal years prior to 2014 each contain operating results for 52 weeks, respectively. On December 11, 2014, our Board of Directors approved a change in our fiscal year end to a calendar year ending on December 31, effective beginning with the fiscal year 2014.
On November 15, 2013, the acquisition of Fiberweb became effective pursuant to a court sanctioned scheme of arrangement under Part 26 of the UK Companies Act of 2006 whereby Fiberweb became a wholly-owned subsidiary of the Company. As a result, the financial results of Fiberweb have been included since the date of acquisition. In addition, the acquisition of Providência was completed on June 11, 2014, pursuant to the terms and subject to the conditions of a Stock Purchase Agreement. As a result, the financial results of Providência have been included since the date of acquisition.
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

Financial results related to our Consolidated Statements of Operations and our Consolidated Statements of Cash Flows are as follows:

In thousands		Successor			Predecessor
	Fiscal Year Ended December 31, 2014	Fiscal Year Ended December 28, 2013	Fiscal Year Ended December 29, 2012	Eleven Months Ended December 31, 2011	One Month Ended January 28, 2011	Fiscal Year Ended January 1, 2011

Statement of Operations:
Net sales	$1,859,914	$1,214,862	$1,155,163	$1,102,929	$84,606	$1,106,211
Cost of goods sold	(1,526,406)	(1,018,806)	(957,917)	(932,523)	(68,531)	(896,319)
Gross profit	333,508	196,056	197,246	170,406	16,075	209,892
Selling, general and administrative expenses	(254,280)	(153,188)	(140,776)	(134,483)	(11,564)	(141,461)
Special charges, net	(59,185)	(33,188)	(19,592)	(41,345)	(20,824)	(19,735)
Other operating, net	(1,845)	(2,512)	287	(2,634)	564	815
Operating income (loss)	18,198	7,168	37,165	(8,056)	(15,749)	49,511
Other income (expense):
Interest expense	(96,153)	(55,974)	(50,414)	(46,409)	(1,922)	(31,728)
Debt modification and extinguishment costs	(15,725)	(3,334)	—	—	—	—
Foreign currency and other, net	(27,083)	(8,851)	(5,134)	(18,636)	(82)	(1,454)
Income (loss) before income taxes	(120,763)	(60,991)	(18,383)	(73,101)	(17,753)	16,329
Income tax (provision) benefit	1,523	36,024	(7,655)	3,272	(549)	(4,534)
Income (loss) from continuing operations	(119,240)	(24,967)	(26,038)	(69,829)	(18,302)	11,795
Discontinued operations, net	—	—	—	(6,283)	182	(765)
Net income (loss)	(119,240)	(24,967)	(26,038)	(76,112)	(18,120)	11,030
Less: Earnings attributable to noncontrolling interest and redeemable noncontrolling interest	(3,943)	(34)	—	59	83	623
Net income (loss) attributable to Polymer Group, Inc.	$(115,297)	$(24,933)	$(26,038)	$(76,171)	$(18,203)	$10,407

Operating and other data:
Net cash provided by (used in) operating activities	$49,148	$16,850	$75,471	$24,117	$(25,270)	$63,244
Net cash provided by (used in) investing activities	(436,682)	(337,759)	(50,233)	(467,968)	(8,305)	(41,276)
Net cash provided by (used in) financing activities	487,376	308,190	(42)	445,110	31,442	(8,086)
Gross margin	17.9%	16.1%	17.1%	15.5%	19.0%	19.0%
Depreciation and amortization	118,255	76,293	66,706	57,290	3,535	46,353
Capital expenditures	82,457	54,642	51,625	68,428	8,405	45,183

Financial results related to our Consolidated Balance Sheets are as follows:

In thousands		Successor			Predecessor
	December 31, 2014	December 28, 2013	December 29, 2012	December 31, 2011	January 28, 2011	January 1, 2011
Balance sheet data (at end of period):
Cash and cash equivalents	$178,491	$86,064	$97,879	$72,742	$70,771	$72,355
Operating working capital (a)	100,115	43,170	29,628	54,567	52,662	53,068
Total assets	2,042,302	1,464,520	1,022,069	1,060,578	819,259	731,977
Long-term debt, less current portion	1,433,283	880,399	579,399	587,853	359,525	328,170
Redeemable noncontrolling interest	89,181	—	—	—	—	—
Noncontrolling interest	554	843	—	—	—	8,916
Total Polymer Group, Inc. shareholders’ equity	(24,355)	158,896	139,202	187,297	148,187	134,336
Ratio of earnings to fixed charges (b)	—	—	—	—	—	1.5x

(a)	Operating working capital is defined as accounts receivable plus inventories less trade accounts payable and accrued liabilities.

(b)
For purposes of determining the ratio of earnings to fixed charges, earnings are defined as pre-tax earnings from continuing operations plus fixed charges. Fixed charges include interest expense on all indebtedness, amortization of debt issuance fees and one-third of rental expense on operating leases representing that portion of rental expense deemed to be attributable to interest. Earnings were insufficient to cover fixed charges for the fiscal year ended December 31, 2014, fiscal year ended December 28, 2013, the fiscal year ended December 29, 2012, the eleven month period ended December 31, 2011, and the one month period ended January 28, 2011 by $121.9 million, $62.1 million, $20.0 million, $74.8 million, and $17.9 million, respectively.

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
The terms "Polymer Group," " PGI," "the Company," "we," "us," and "our" and similar terms in this Report on Form 10-K refer to Polymer Group, Inc. and its consolidated subsidiaries. The term "Parent" as used within this Report on Form 10-K refers to Scorpio Acquisition Corporation, a Delaware corporation that owns 100% of the issued and outstanding capital stock of Polymer Group, Inc. The term "Holdings" as used within this Report on Form 10-K refers to PGI Specialty Materials, Inc., a Delaware corporation that owns 100% of the Parent.
Overview
We are a leading global innovator and manufacturer of specialty materials for use in a broad range of products that make the world safer, cleaner and healthier. We design and manufacture nonwovens, which are fabric-like materials produced from polypropylene and other resins, natural and synthetic fibers as well as other components. Our versatile high performance materials that can be engineered to possess specific value-added characteristics including absorbency, tensile strength, softness and barrier properties. We serve customers focused on personal care, infection prevention, and high performance solutions, where our products are critical components used in a broad array of consumer and commercial products.
Over the past five years, we have undertaken a series of investments and acquisitions that have expanded our global presence, increased our product portfolio and broadened our technology base. As a result, we have one of the largest global platforms in the nonwovens industry with 22 manufacturing and converting facilities located in 14 countries, including a significant presence in high-growth emerging markets such as South America and Asia. Our manufacturing facilities are strategically located near the production facilities of many of our key customers in order to increase our effectiveness in addressing regional demand for our products, many of which do not ship economically over long distances. We believe our global capabilities is a competitive advantage in serving our multi-national, blue-chip customers.
Recent Developments
European Restructuring
On March 7, 2014, we announced our plan to exit the European roofing business, which we acquired as part of the Fiberweb Acquisition, in an effort to optimize our portfolio. The plan included (1) the possible shutdown of selected manufacturing lines at our Berlin, Germany facility, (2) the possible closure of our manufacturing facility in Aschersleben, Germany with the consolidation of its converting activities to Berlin and (3) possible workforce reductions at both facilities.
In the second quarter of 2014, we commenced negotiations to sell selected equipment used to manufacture roofing materials at our Berlin, Germany location. In July 2014, we ceased production of roofing materials in Berlin and signed a contract to sell one manufacturing line for €1.6 million ($2.0 million) recognizing a $2.0 million gain on the sale. We also commenced negotiations in the third quarter of 2014 to sell the manufacturing facility located in Aschersleben, Germany. In November 2014, we completed such negotiations and entered into a definitive asset purchase and transfer agreement to sell the land, buildings, inventory, machinery and equipment, intellectual property and certain existing contracts for approximately €2.0 million ($2.4 million). As of December 31, 2014, the assets to be sold were reported as assets held for sale and included in Other current assets in the Consolidated Balance Sheets. The transaction closed on January 1, 2015. There will be no gain or loss recognized on the sale of the business since it was determined the proceeds received for the tangible and intangible assets approximated the carrying value of the assets sold.
Providência Acquisition
On January 27, 2014, we announced that PGI Polímeros do Brazil, a Brazilian corporation and wholly-owned subsidiary of the Company ("PGI Acquisition Company”), entered into a Stock Purchase Agreement with Companhia Providência Indústria e Comércio, a Brazilian corporation (“Providência") and certain shareholders named therein. Pursuant to the terms and subject to the conditions of the Stock Purchase Agreement, PGI Acquisition Company agreed to acquire a 71.25% controlling interest in Providência (the “Providência Acquisition”). The Providência Acquisition was completed on June 11, 2014 (the “Providência Acquisition Date”) for an aggregate purchase price of $424.8 million and funded with the proceeds from borrowings under and incremental term loan amendment to our existing Senior Secured Credit Agreement as well as the proceeds from the issuance of $210.0 million of 6.875% Senior Unsecured Notes due in 2019. Total consideration paid included $47.9 million of deferred consideration, which accretes at a rate of 9.5% per annum compounded daily, which shall be paid to the selling stockholders to the extent certain existing and potential tax claims are resolved (the “Providência Tax Claims”) and $8.2 million deposited into an escrow account.
As required by Brazilian law, PGI Acquisition Company filed a mandatory tender offer registration request with the Securities Commission of Brazil (Comissão de Valores Mobiliários or “CVM”) in order to launch as required by Brazilian law, after the CVM's approval, a tender offer to acquire the remaining 28.75% of the outstanding capital stock of Providência that is currently held by the minority shareholders (the “Mandatory Tender Offer”). The price per share to be paid to the minority shareholders in connection with the Mandatory Tender Offer will be substantially the same as paid to the selling shareholders upon acquisition of control, including a portion allocated to deferred consideration and escrow. In addition, we voluntarily opted to amend the Mandatory Tender Offer to provide the minority shareholders with an alternative price structure with no escrow or deferred purchase price. Based on the alternative offer, the minority shareholders would receive an all-cash purchase price at closing. The Mandatory Tender Offer registration request is currently under review with the CVM.
Providência is a leading manufacturer of spunmelt nonwoven products based in Brazil, with a presence throughout North and South America, offering nonwoven fabrics under the KAMI brand. Its products are primarily used in hygiene and personal care applications, such as disposable diapers, sanitary pads, cleansing tissues and adult incontinence products. Based in Brazil, Providência has three locations, including one in the United States. It strengthened our competitive position in North and South America and was highly complementary with our existing operations. In particular, we became the largest producer of nonwovens in South America, with facilities in Brazil, Argentina and Colombia that enable us to cost-effectively serve customers across the continent.
On January 27, 2014, we entered into a series of financial instruments with a third-party financial institution used to minimize foreign exchange risk on the future consideration to be paid for the Providência Acquisition and the Mandatory Tender Offer (the “Providência Contracts”). Each contract allows us to purchase fixed amounts of Brazilian Reais (R$) in the future at specified U.S. dollar exchange rates, coinciding with either the Providência Acquisition or the Mandatory Tender Offer. The primary financial instrument was related to the Providência Acquisition and consisted of a foreign exchange forward contract settled upon consummation of the transaction. The remaining financial instruments relate to a series of options that expire between 1 year and 5 years associated with the Mandatory Tender Offer and the deferred portion of the consideration paid for the Providência Acquisition.
Prior to completing the Providência Acquisition, Providência announced that production on three spunmelt lines at its Sao Jose dos Pinhais manufacturing facility was partially interrupted. The interruption was the result of an order by the Brazilian Ministry of Labor, pending remedial action by Providência to bring the facility into compliance with applicable Brazilian workplace safety regulations. The three lines were shut down from April 1, 2014 until early July 2014 when clearance was received from the Brazilian Ministry of Labor and production resumed. During the shutdown period, the impact to sales volumes is estimated to have been in excess of 6,500 metrics tons during the 2014 fiscal year which represents 5.5% and 5.9% of metric tons sold in 2014 and 2013, respectively. In addition, the lines experienced certain start-up inefficiencies during the third quarter which continued as the facility began to resume more normalized operations near the end of the third quarter. During the shutdown and the subsequent ramp-up period through the end of 2014, Providência incurred additional costs to bring the manufacturing lines into compliance as well as incurred higher relative overhead costs and increased scrap rates, which negatively impacted operating profit.
Fiberweb Acquisition
On September 17, 2013, PGI Acquisition Limited, a wholly-owned subsidiary of the Company, entered into an agreement with Fiberweb containing the terms of a cash offer to purchase 100% of the issued and to be issued ordinary share capital of Fiberweb at a cash price of £1.02 per share (the "Fiberweb Acquisition"). The offer was effected by a court sanctioned scheme of arrangement of Fiberweb under Part 26 of the UK Companies Act 2006 and consummated on November 15, 2013 (the "Fiberweb Acquisition Date"). The aggregate purchase price was valued at $287.8 million and funded on November 27, 2013 with the proceeds of borrowings under a $268.0 million Senior Secured Bridge Credit Agreement and a $50.0 million Senior Unsecured Bridge Credit Agreement (together, the "Bridge Facilities"). The Bridge Facilities were subsequently refinanced, along with transaction expenses, with the proceeds from a $295.0 million Senior Secured Credit Agreement (the "Term Loans") and a $30.7 million equity investment from Blackstone. Fiberweb is one of the largest global manufacturers of specialized technical fabrics with eight production sites in six countries. With operations in North America and Europe, Fiberweb improved our capabilities in several existing applications (such as hygiene and healthcare) but also meaningfully expanded our positions in several complementary applications, such as filtration, dryer sheets, and house wrap. Fiberweb also provided access to several new technologies such as S-Tex (hygiene) and Nano fiber (filtration), which offer differentiated products to address our customers’ needs for innovation and customized solutions.
Expansion and Optimization Initiatives
Over the past five years, we have undertaken a series of initiatives to expand our global capabilities as well as to focus on operational excellence. Initiatives include capacity expansion projects, plant consolidations, plant alignment, acquisitions and divestitures. We believe these initiatives will help drive performance in our businesses and improve our overall cost structure.
Expansion Initiatives
In order to address the growing demand for hygiene and healthcare products, we have completed four capacity expansions since 2009. A description of our completed capacity expansion initiatives is as follows:

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

In addition, we recently commenced the upgrade of manufacturing lines at our facilities located in Tarragona, Spain and Benson, North Carolina. Other initiatives, including the upgrade of a manufacturing line at our facility near Buenos Aires, Argentina and the upgrade of machinery and the expansion of our manufacturing facility in Waynesboro, Virginia, are substantially complete at the end of 2014.
Our expansion projects are funded using a combination of existing cash balances, internal cash flows as well as financing arrangements with third-party financial institutions. We intend to continue to expand where we believe there are attractive supply and demand characteristics as well as maintain and upgrade manufacturing lines to improve our global competitive position.
Optimization Initiatives
We actively and continuously pursue initiatives to prolong the useful life of our assets through product and process innovation. In some instances, we have determined that our fixed cost structure would be enhanced through consolidation. While investing in several new manufacturing lines in high-growth regions, we have simultaneously undertaken a number of initiatives to rationalize low-margin legacy operations and relocate certain assets to improve our cost structure. These initiatives are intended to result in lower working capital levels and improve operating performance and profitability. Our strategy with respect to past consolidation efforts in the U.S. and Europe was focused on the elimination of costs associated with underutilized legacy capacity. During 2014, we exited the European roofing business, consolidated our German manufacturing operations to Berlin and entered into an agreement to sell the manufacturing operations in Aschersleben. We continually access our global footprint to determine what we believe is an appropriate and sustainable asset base.
Results of Operations
We operate our business on a regional basis with profit accountability aligned with our physical presence. Our four reportable segments are: North America, South America, Europe and Asia. This reflects how the overall business is currently managed by our senior management and reviewed by the Board of Directors.
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

The level of our revenue and COGS vary due to changes in raw material cost. As a result, our gross profit margin as a percent of net sales can vary significantly from period to period. As such, we believe total gross profit provides a clearer representation of our operating trends. Changes in raw material costs historically have not resulted in a significant sustained impact on gross profit, as we have generally been able to effectively mitigate changes in raw material costs through changes in our selling prices to customers in order to maintain a more steady gross profit per kilogram sold.
Our sales are impacted by our selling prices, which are influenced by the cost of our raw material inputs. Historically, changes in input costs have generally been passed through to customers either by contractual mechanisms or business practices. This can result in significant increases in total net sales during periods of sustained raw material cost increases as well as significant declines in net sales during periods of raw material cost declines. As a result, financial statement items that use percentage of net sales as an economic indicator are influenced by the changes in our selling prices. In general, average prices for polypropylene resin and other raw material prices modestly trended downward throughout 2012. The trend in these prices increased during 2013 which negatively impacted our results. Prices continued to trend upwards during the majority of 2014, however, we have seen prices decrease in in recent months. As a result, we continue to operate in a volatile raw material environment.
Our financial results are affected by changes in foreign currency exchange rates in the various countries in which our products are manufactured and/or sold.  In addition, our recent acquisitions have significant foreign operations which have increased our exposure to and the impact of foreign currency movements. The results of operations of our foreign subsidiaries fluctuate in correlation to a weakening or strengthening of the respective foreign currency against the U.S. dollar, the Company’s functional currency.
Comparability of Periods
Prior to 2014, our fiscal year was based on a 52 week period ending on the Saturday closest to each December 31. As a result, the fiscal years ended December 28, 2013 and December 29, 2012 each contain operating results for 52 weeks, respectively. On December 11, 2014, our Board of Directors approved a change in our fiscal year end to a calendar year ending on December 31, effective beginning with the fiscal year 2014. The change has been made on a prospective basis and prior periods have not been adjusted. Since the change our year end commenced within seven days of the month end last reported, and the new fiscal year commenced with the end of the old fiscal year, the change is not deemed a change in fiscal year for purposes of reporting subject to Rule 13a-10 or 15d-10. As a result, a transition report is not required to be filed in this Form 10-K.
In light of the recent acquisition of Providência, we realigned our internal reporting structure during the third quarter of 2014 to more closely reflect our new organizational structure and business focus. Our reportable segments are as follows: North America, South America, Europe and Asia. The operations previously reported in the Oriented Polymers segment are now included within the North America segment, along with the operations in Mexico. The South America segment includes the Providência operations in Brazil in addition to our previously existing operations in Colombia and Argentina. The Europe and Asia segments remain unchanged. Prior year information has been updated to conform to the current year presentation.

On November 15, 2013, the Fiberweb Acquisition effective pursuant to a court sanctioned scheme of arrangement under Part 26 of the UK Companies Act of 2006 whereby Fiberweb became a wholly-owned subsidiary of the Company. As a result, the financial results of Fiberweb have been included since the Fiberweb Acquisition Date. In addition, the acquisition of Providência was completed on June 11, 2014, pursuant to the terms and subject to the conditions of a Stock Purchase Agreement. As a result, the financial results of Providência have been included since the Providência Acquisition Date.
The global nonwovens market has historically experienced stable growth and favorable pricing dynamics. However, since late 2010, several of our competitors, primarily in the hygiene markets, installed or announced an intent to install, capacity in excess of what we believe to be current market demand in the regions that we conduct business. As additional nonwovens manufacturing capacity entered into commercial production, in excess of market demand, the short-term to mid-term excess supply created unfavorable market dynamics, resulting in a downward pressure on selling prices. In recent years, we believe growing demand has filled a portion of this excess capacity and we have observed fewer new capacity expansions, leading to improved capacity utilization in our view.
Comparison of Fiscal Year Ended December 31, 2014 and Fiscal Year Ended December 28, 2013
The following table sets forth the period change for each category of the Consolidated Statement of Operations for the fiscal year ended December 31, 2014 as compared to the fiscal year ended December 28, 2013, as well as each category as a percentage of net sales:

				Percentage of Net Sales for the Respective Period End
In thousands	Fiscal Year Ended December 31, 2014	Fiscal Year Ended December 28, 2013	Period Change Favorable (Unfavorable)	December 31, 2014	December 28, 2013
Net sales	$1,859,914	$1,214,862	$645,052	100.0%	100.0%
Cost of goods sold	(1,526,406)	(1,018,806)	(507,600)	82.1%	83.9%
Gross profit	333,508	196,056	137,452	17.9%	16.1%
Selling, general and administrative expenses	(254,280)	(153,188)	(101,092)	13.7%	12.6%
Special charges, net	(59,185)	(33,188)	(25,997)	3.2%	2.7%
Other operating, net	(1,845)	(2,512)	667	0.1%	0.2%
Operating income (loss)	18,198	7,168	11,030	1.0%	0.6%
Other income (expense):
Interest expense	(96,153)	(55,974)	(40,179)	5.2%	4.6%
Debt modification and extinguishment charges	(15,725)	(3,334)	(12,391)	0.8%	0.3%
Foreign currency and other, net	(27,083)	(8,851)	(18,232)	1.5%	0.7%
Income (loss) before income taxes	(120,763)	(60,991)	(59,772)	(6.5)%	(5.0)%
Income tax (provision) benefit	1,523	36,024	(34,501)	(0.1)%	(3.0)%
Net income (loss)	(119,240)	(24,967)	(94,273)	(6.4)%	(2.1)%
Less: Earnings attributable to noncontrolling interest and redeemable noncontrolling interest	(3,943)	(34)	(3,909)	0.2%	—%
Net income (loss) attributable to Polymer Group, Inc	$(115,297)	$(24,933)	$(90,364)	(6.2)%	(2.1)%
Net Sales
Net sales for the fiscal year ended December 31, 2014 were $1,859.9 million, a $645.0 million increase compared with the fiscal year ended December 28, 2013. A reconciliation presenting the components of the period change by each of our reportable segments is as follows:

In millions	North America	South America	Europe	Asia	Total
Beginning of period	$572.1	$153.8	$316.4	$172.6	$1,214.9
Changes due to:
Volume	11.5	5.1	13.1	22.5	52.2
Acquisitions	241.8	144.6	201.7	—	588.1
Price/product mix	4.6	2.7	(1.6)	(1.0)	4.7
Currency translation	(1.4)	—	0.9	0.5	—
Sub-total	256.5	152.4	214.1	22.0	645.0
End of period	$828.6	$306.2	$530.5	$194.6	$1,859.9
For the fiscal year ended December 31, 2014, volumes increased $640.3 million compared with the fiscal year ended December 28, 2013. The primary driver of the increase related to our acquisitions, with Fiberweb contributing an incremental $393.8 million for the period and Providência providing $194.3 million of net sales since the date of acquisition. Excluding acquisitions, volumes increased $52.2 million. Incremental volume growth of $22.5 million in Asia was driven by higher volumes sold in the healthcare and hygiene markets, both of which were supported by our recent capacity expansions. In Europe, stabilization of underlying demand in the healthcare, hygiene and wipes markets increased sales by $13.1 million. Improvements in the wipes and technical specialties markets provided $5.1 million of incremental volume growth in South America. Volumes increased $11.5 million in North America, primarily driven by the hygiene and construction markets. However, these improvements were partially offset by lower wipes volume driven by the reduction in demand of a key customer. In addition, lower filtration volume was driven by the exit of certain low margin customers during the year.
For the fiscal year ended December 31, 2014, net selling prices increased $4.7 million compared with the fiscal year ended December 28, 2013. The pricing increase was primarily driven by higher net selling prices of $4.6 million in North America, which reflects the positive impact of certain pricing initiatives implemented during the year and the pass-through of higher raw material costs to our customers. In addition, we experienced pricing improvements of $2.7 million in South America. The pricing increase, which primarily resulted from our passing through higher raw material costs associated with index-based selling agreements and market-based pricing trends, more than offset lower selling prices of $1.6 million in Europe. Lower net selling prices in Asia impacted net sales by $1.0 million. The decrease, a result of a larger proportion of current year sales in the hygiene market compared with more prior year sales in the healthcare market (which have higher average selling prices), was also impacted by a competitive pricing environment.
Gross Profit
Gross profit for the fiscal year ended December 31, 2014 was $333.5 million, a $137.5 million increase compared with the fiscal year ended December 28, 2013. The primary driver of the increase related to the contributions from Fiberweb, which represented an incremental $95.8 million for the period, including contributions associated with integration synergies. In addition, contributions from Providência were $33.9 million, including $4.5 million related to the non-recurring amortization expense of the inventory step-up established as a result of the acquisition as well as the negative impact of start-up inefficiencies in Brazil as certain lines were returning to normal operations during the second half of the year after being temporarily shut down in the second quarter due to required alterations to meet safety regulations.
Additional volume and net selling price increases provided $14.1 million of incremental gross profit, which included $14.0 million of lower net spreads (the difference between the change in raw material costs and selling prices). The reduction in spread was primarily driven by increases in the market prices for raw materials, primarily polypropylene, which impacted North America, South America and Asia. However, a $2.1 million reduction of our labor component of cost of goods sold reflects the positive benefits of our cost reduction initiatives. Other costs that impacted gross profit include an $8.3 million increase to our overhead component of cost of goods sold. The increase, primarily related to the increase in volume-related costs, was partially offset by manufacturing efficiencies in North America and South America. As a result, gross profit as a percentage of net sales for fiscal year ended December 31, 2014 increased to 17.9% from 16.1% for the fiscal year ended December 28, 2013.
Operating Income (Loss)
Operating loss for the fiscal year ended December 31, 2014 was $18.2 million, a $11.0 million increase compared with the fiscal year ended December 28, 2013. A reconciliation presenting the components of the period change by each of our operating divisions is as follows:

In millions	North America	South America	Europe	Asia	Sub-total	Corporate/ Other	Total
Beginning of period	$51.5	$7.7	$8.5	$17.8	$85.5	$(78.3)	$7.2
Changes due to:
Volume	5.5	1.6	4.5	7.6	19.2	—	19.2
Acquisitions	36.5	4.1	5.2	(0.2)	45.6	—	45.6
Price/product mix	4.6	2.7	(1.6)	(1.0)	4.7	—	4.7
Raw material cost	(8.8)	(5.6)	1.9	(6.2)	(18.7)	—	(18.7)
Manufacturing costs	2.4	(4.7)	(1.8)	0.6	(3.5)	—	(3.5)
Currency translation	(0.1)	6.9	(0.2)	0.4	7.0	0.5	7.5
Depreciation and amortization	2.9	0.3	—	(2.0)	1.2	—	1.2
Purchase accounting	(3.8)	(4.0)	5.1	—	(2.7)	—	(2.7)
Special charges	—	—	—	—	—	(26.0)	(26.0)
All other	(3.5)	(2.2)	(0.1)	0.3	(5.5)	(10.8)	(16.3)
Sub-total	35.7	(0.9)	13.0	(0.5)	47.3	(36.3)	11.0
End of period	$87.2	$6.8	$21.5	$17.3	$132.8	$(114.6)	$18.2
The amounts included in Special charges, net have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the fiscal year ended December 31, 2014 were $254.3 million, a $101.1 million increase compared with the fiscal year ended December 28, 2013. The increase was primarily related to the inclusion of Fiberweb, which added an incremental $61.3 million of costs for the period. In addition, expenses related to our recent acquisition of Providência added $32.1 million to selling, general and administrative expenses. Other selling general and administrative expenses increased $7.7 million compared to the prior year. Factors that contributed to the increase include higher incentive compensation and Blackstone-related management fees as well as increased selling, marketing and freight expenses associated with higher volumes. In addition, we incurred higher employee-related expenses and costs related to third-party fees and expenses. These amounts were partially offset by lower non-cash stock compensation, depreciation and amortization expense. As a result, selling, general and administrative expenses as a percentage of net sales increased to 13.7% for the fiscal year ended December 31, 2014 from 12.6% for the fiscal year ended December 28, 2013. The the fiscal year ended December 28, 2013 includes costs related to the announced retirement of our previous Chief Executive Officer and simultaneous appointment of our new Chief Executive Officer. Amounts recorded totaled $6.5 million, which included $2.0 million of non-cash stock compensation expense.
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
Special charges for the fiscal year ended December 31, 2014 were $59.2 million and consisted of the following components:

•	$24.4 million related to professional fees and other transaction costs associated with our acquisition of Providência;

•	$14.6 million related to professional fees and other transaction costs associated with our integration of Fiberweb;

•	$9.7 million related to separation and severance expenses associated with our plant realignment cost initiatives

•	$6.9 million related to non-cash goodwill impairment charge in South America segment; and

•	$3.6 million related to other corporate initiatives.
Special charges for the fiscal year ended December 28, 2013 were $33.2 million and consisted of the following components:

•	$18.3 million related to professional fees and other transaction costs associated with our acquisition of Fiberweb;

•	$8.6 million related to separation and severance expenses associated with our plant realignment cost initiatives;

•	$2.3 million non-cash impairment charge related to the fair value adjustment of property and equipment at our manufacturing facility in Buenos Aires, Argentina; and

•	$4.0 million related to other corporate initiatives.
The amounts included in Special charges, net have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.
Other Operating, net
For the fiscal year ended December 31, 2014, other operating expense totaled $1.8 million, of which $5.4 million was associated with foreign currency losses. These losses were partially offset by $3.6 million related to other operating income. Other operating expense for the fiscal year ended December 28, 2013 was $2.5 million. Amounts associated with foreign currency losses on operating assets and liabilities totaled $2.8 million. These losses were partially offset by $0.3 million of other operating income.
Other Income (Expense)
Interest expense for the fiscal year December 31, 2014 and the fiscal year ended December 28, 2013 was $96.2 million and $56.0 million, respectively. The increase primarily relates to interest expense and amortization of debt issuance costs associated with the Term Loans and the Senior Unsecured Notes, both of which were used to fund our recent acquisitions. Interest expense on third-party debt assumed in the Providência Acquisition also contributed to the increase. Combined, we realized an additional $37.0 million of expense associated with changes to our debt structure as a result of the Fiberweb and Providência transactions. The fiscal year ended December 28, 2013 included $4.4 million of interest expense related to the acquisition of Fiberweb, primarily related to interest expense and amortization of debt issuance costs associated with the Bridge Facilities, which were used to initially fund the acquisition of Fiberweb. Interest expense on the Term Loans, which were used to partially repay the Bridge Facilities, was an additional component of the balance.
During the fiscal year ended December 31, 2014, we redeemed $56.0 million of the Senior Secured Notes at a redemption price of 103.0% of the aggregate principal amount plus any accrued and unpaid interest. As a result, we recognized a loss on debt extinguishment of $2.6 million. In addition, we entered into an assignment agreement with a third-party financial institution to transfer, to us, their rights and obligations under an export credit facility acquired in the Providência Acquisition. Fees related to the assignment totaled $2.4 million during the period. In association with the Providência Acquisition, we incurred $21.3 million of loan acquisition costs, of which $10.7 million was expensed as incurred during the second quarter of 2014. These amounts are included within Debt modification and extinguishment costs.
Foreign currency and other was a loss of $27.1 million for the fiscal year ended December 31, 2014. The main driver of the expense related to $19.8 million associated with foreign currency losses on non-operating assets and liabilities. A majority of the loss occurred in South America as the U.S. dollar strengthened significantly against local currencies in Brazil and Argentina. In addition, non-operating asset values in Europe created currency losses as the Euro weakened against the U.S. dollar. Other non-operating income totaled $8.5 million and included the settlement of a foreign exchange forward contracts associated with the Providência Acquisition, which provided $18.9 million of income realized at the date of acquisition. In addition, we realized $1.1 million in gains on the sale of assets, primarily associated with our European restructuring. However, these amounts were partially offset by $1.7 million of non-operating expenses, primarily associated with factoring fees as well as $4.5 million of expenses associated with Providência. Other costs recognized included $5.3 million associated with the changes in fair value of a series options related to the Mandatory Tender Offer and the deferred portion of the purchase price. Foreign currency and other was an expense of $8.9 million for the fiscal year ended December 28, 2013. Items impacting the results include $6.7 million associated with foreign currency losses on non-operating assets and liabilities as well as $1.7 million of other non-operating expenses, primarily associated with factoring fees. In addition, we incurred $0.5 million related to the release of a tax indemnification asset that was established in the opening balance sheet in connection with the Merger.

Income Tax (Provision) Benefit
During the fiscal year ended December 31, 2014, we recognized an income tax benefit of $1.5 million on consolidated pre-tax loss from continuing operations of $120.8 million. During the fiscal year ended December 28, 2013, we recognized an income tax benefit of $36.0 million on consolidated pre-tax loss from continuing operations of $61.0 million. Our income tax expense in 2014 and 2013 is different than such expense determined at the U.S. federal statutory rate due to losses in certain jurisdictions for which no income tax benefits are anticipated, foreign withholding taxes for which tax credits are not anticipated, changes in the amounts recorded for tax uncertainties, foreign taxes calculated at statutory rates different than the U.S. federal statutory rate, and the application of intraperiod tax allocation rules. The year-over year fluctuation in the effective tax rate primarily relates to the amount of losses in each respective year within fully valued tax jurisdictions. In addition, the Company elected to treat the foreign parent of Fiberweb's domestic entities as disregarded for tax purposes subsequent to the acquisition. As a result, additional sources of income in the form of deferred tax liabilities were now available against fully valued deferred tax assets in the Company's domestic tax filing.
Earnings Attributable to Noncontrolling Interest and Redeemable Noncontrolling Interest
Earnings attributable to noncontrolling interest and redeemable noncontrolling interest for the fiscal year ended December 31, 2014 was a loss of $3.9 million. Noncontrolling interest and redeemable noncontrolling interest represent the minority partners' interests in the income or loss of consolidated subsidiaries which are not wholly-owned by us. Our acquisition of Providência represents a 71.25% controlling interest and the remaining 28.75% is recorded as redeemable noncontrolling interest in our Consolidated Balance Sheets. As a result, we incurred a $3.6 million loss related to the redeemable noncontrolling interest during the current period. In association with the acquisition of Fiberweb, the Company assumed control of Terram Geosynthetics Private Limited, a joint venture located in Gujarat, India in which we maintain a 65% controlling interest. As a result, we incurred a $0.3 million loss related to the noncontrolling interest during the current period. Earnings attributable to noncontrolling interests for the fiscal year ended December 28, 2013 was $0.1 million, all of which related to Terram Geosynthetics Private Limited.
Comparison of Fiscal Year Ended December 28, 2013 and Fiscal Year Ended December 29, 2012
The following table sets forth the period change for each category of the Consolidated Statement of Operations for the fiscal year ended December 28, 2013 as compared to the fiscal year ended December 29, 2012, as well as each category as a percentage of net sales:

				Percentage of Net Sales for the Respective Period End
In thousands	Fiscal Year Ended December 28, 2013	Fiscal Year Ended December 29, 2012	Period Change Favorable (Unfavorable)	December 28, 2013	December 29, 2012
Net sales	$1,214,862	$1,155,163	$59,699	100.0%	100.0%
Cost of goods sold	(1,018,806)	(957,917)	(60,889)	83.9%	82.9%
Gross profit	196,056	197,246	(1,190)	16.1%	17.1%
Selling, general and administrative expenses	(153,188)	(140,776)	(12,412)	12.6%	12.2%
Special charges, net	(33,188)	(19,592)	(13,596)	2.7%	1.7%
Other operating, net	(2,512)	287	(2,799)	0.2%	—%
Operating income (loss)	7,168	37,165	(29,997)	0.6%	3.2%
Other income (expense):
Interest expense	(55,974)	(50,414)	(5,560)	4.6%	4.4%
Debt modification and extinguishment charges	(3,334)	—	(3,334)	0.3%	—%
Foreign currency and other, net	(8,851)	(5,134)	(3,717)	0.7%	0.4%
Income (loss) before income taxes	(60,991)	(18,383)	(42,608)	(5.0)%	(1.6)%
Income tax (provision) benefit	36,024	(7,655)	43,679	(3.0)%	0.7%
Net income (loss)	(24,967)	(26,038)	1,071	(2.1)%	(2.3)%
Less: Earnings attributable to noncontrolling interests	(34)	—	(34)	—%	—%
Net income (loss) attributable to Polymer Group, Inc	$(24,933)	$(26,038)	$1,105	(2.1)%	(2.3)%
Net Sales

Net sales for the fiscal year ended December 28, 2013 were $1,214.9 million, a $59.7 million increase compared with the fiscal year ended December 29, 2012. A reconciliation presenting the components of the period change by each of our reportable segments is as follows:

In millions	North America	South America	Europe	Asia	Total
Beginning of period	$542.8	$161.5	$294.1	$156.8	$1,155.2
Changes due to:
Volume	(3.3)	(5.2)	(13.0)	19.7	(1.8)
Acquisitions	27.1	—	24.8	—	51.9
Price/product mix	5.9	(2.5)	2.6	(5.2)	0.8
Currency translation	(0.4)	—	7.9	1.3	8.8
Sub-total	29.3	(7.7)	22.3	15.8	59.7
End of period	$572.1	$153.8	$316.4	$172.6	$1,214.9
For the fiscal year ended December 28, 2013, volumes increased $50.1 million compared with the fiscal year ended December 29, 2012. The primary driver of the increase related to the contribution of Fiberweb results since the date of acquisition, which represented an incremental $51.9 million for the period. Excluding acquisitions, volumes decreased $1.8 million primarily driven by volume reductions in North America and Europe. European results reflected the stabilization of underlying demand in our industrial, consumer disposables and healthcare markets. However, they were more than offset by reductions in the hygiene market. Volumes were lower in North America, primarily driven by the exit of certain low-margin business in the healthcare market during 2012 as well as lower consumer disposable volume. Combined, these reductions had a $16.3 million net impact to volumes. In addition, the volume reduction of $5.2 million in South America was primarily attributable to lower demand in the hygiene market. Incremental volume growth of $19.7 million in Asia was driven by higher volumes sold in the hygiene and healthcare markets, both of which were supported by our recent capacity expansions.
For the fiscal year ended December 28, 2013, net selling prices increased $0.8 million compared with the fiscal year ended December 29, 2012. The pricing increase was primarily driven by increases in the North American and European industrial and consumer disposable markets. The pricing increases, which resulted from our passing through higher raw material costs associated with index-based selling agreements and market-based pricing trends, provided an incremental $8.5 million to net sales. However, these amounts were partially offset by product mix movements in Asia, a result of a larger proportion of current year sales in the hygiene market compared with more prior year sales in the healthcare market, which have higher average selling prices. In addition, product mix movements in South America impacted results as we shifted products between sites and end uses. Combined, these factors impacted net sales by $7.7 million.
Gross Profit
Gross profit for the fiscal year ended December 28, 2013 was $196.0 million, a $1.2 million decrease compared with the fiscal year ended December 29, 2012. Included in gross profit are the results of Fiberweb since the date of acquisition, which represented an incremental $3.4 million for the period and included $7.3 million associated with the non-recurring amortization of the inventory step-up established as a result of the Fiberweb Acquisition. The decrease in gross profit was primarily driven by higher overall cost for the raw materials of resin and fibers, especially polypropylene resin. The increase impacted gross profit by $16.3 million (resulting in lower net spreads of $12.0 million). In addition, our overhead component increased $4.3 million primarily associated with volume-related inefficiencies in North America and South America as well as increased depreciation in Asia. However, the decrease in gross profit was partially offset by the improvement in our labor component of cost of goods sold of $8.2 million which reflects the positive benefits of our cost reduction initiatives implemented during 2012. As a result, gross profit as a percentage of net sales for the fiscal year ended December 28, 2013 decreased to 16.1% from 17.1% for the fiscal year ended December 29, 2012.
Operating Income (Loss)
Operating income for the fiscal year ended December 28, 2013 was $7.2 million, a $30.0 million decrease compared with the fiscal year ended December 29, 2012. A reconciliation presenting the components of the period change by each of our operating divisions is as follows:

In millions	North America	South America	Europe	Asia	Sub-total	Corporate/ Other	Total
Beginning of period	$50.0	$18.1	$11.1	$18.1	$97.3	$(60.1)	$37.2
Changes due to:
Volume	(1.6)	(1.7)	(2.9)	7.8	1.6	—	1.6
Acquisitions	3.7	—	(0.8)	—	2.9	—	2.9
Price/product mix	6.0	(2.5)	2.6	(5.2)	0.9	—	0.9
Raw material cost	(6.8)	(4.8)	(0.2)	(1.1)	(12.9)	—	(12.9)
Manufacturing costs	3.9	(2.4)	(0.6)	4.8	5.7	—	5.7
Currency translation	(0.8)	1.0	1.5	(0.4)	1.3	—	1.3
Depreciation and amortization	2.5	0.7	(1.1)	(6.2)	(4.1)	—	(4.1)
Purchase accounting	(5.0)	—	(2.7)	—	(7.7)	—	(7.7)
Special charges	—	—	—	—	—	(13.6)	(13.6)
All other	(0.4)	(0.7)	1.6	—	0.5	(4.6)	(4.1)
Sub-total	1.5	(10.4)	(2.6)	(0.3)	(11.8)	(18.2)	(30.0)
End of period	$51.5	$7.7	$8.5	$17.8	$85.5	$(78.3)	$7.2
The amounts for acquisition and integration expenses as well as special charges have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the fiscal year ended December 28, 2013 were $153.2 million, a $12.4 million increase compared with the fiscal year ended December 29, 2012. As a result, selling, general and administrative expenses as a percentage of net sales increased to 12.6% for the fiscal year ended December 28, 2013 from 12.2% for the fiscal year ended December 29, 2012. The increase was primarily related to the inclusion of Fiberweb results since the date of acquisition, which added an incremental $8.5 million for the period. In addition, costs related to the announced retirement of our previous Chief Executive Officer and simultaneous appointment of our new Chief Executive Officer totaled $6.5 million, which included $2.0 million of non-cash stock compensation expense. Combined, these expenses had a 1.3 point impact on selling, general and administrative expenses as a percentage of net sales. Other factors that contributed to the increase include shipping and handling costs as activity between regions increased with the ramp up of certain new products, higher depreciation and amortization on new capital investments as well as increase in third-party fees and expenses. However, these amounts were more than offset by lower short-term incentive compensation as well as the impacts of our cost reduction initiatives implemented during the year which reduced employee-related expenses.
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
Special charges for the fiscal year ended December 28, 2013 were $33.2 million and consisted of the following components:

•	$18.3 million related to professional fees and other transaction costs associated with our acquisition of Fiberweb;

•	$8.5 million related to separation and severance expenses associated with our plant realignment cost initiatives;

•	$2.3 million related to cost associated with our internal redesign and restructuring of global operations initiatives;

•	$2.2 million non-cash impairment charge related to the fair value adjustment of property and equipment at our manufacturing facility in Buenos Aires, Argentina; and

•	$1.9 million related to other corporate initiatives.

Special charges for the fiscal year ended December 29, 2012 were $19.6 million and consisted of the following components:

•	$12.4 million related to cost associated with our internal redesign and restructuring of global operations initiatives;

•	$4.1 million related to separation and severance expenses associated with our plant realignment cost initiatives;

•	$0.9 million related to separation and severance expenses associated with our IS support initiative;

•	$0.5 million related to professional fees and other transaction costs associated with the Merger; and

•	$1.7 million related to other corporate initiatives.
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
In association with the acquisition of Fiberweb, we refinanced the Bridge Facilities with a Senior Secured Credit Agreement during the fourth quarter of 2013. As a result, we recognized a loss on the extinguishment of debt of $3.3 million during the period. This amount represented debt issuance costs that were previously capitalized and required to be written off upon the refinancing and included within Debt modification and extinguishment costs.
Foreign currency and other was a loss of $8.9 million for the fiscal year ended December 28, 2013. Items impacting the results include $6.7 million associated with foreign currency losses on non-operating assets and liabilities as well as $1.7 million of other non-operating expenses, primarily associated with factoring fees. In addition, we incurred $0.5 million related to the release of a tax indemnification asset that was established in the opening balance sheet in connection with the Merger.
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
Income Tax (Provision) Benefit
During the fiscal year ended December 28, 2013, we recognized an income tax benefit of $36.0 million on consolidated pre-tax loss from continuing operations of $61.0 million. During the fiscal year ended December 29, 2012, we recognized income tax expense of $7.7 million on consolidated pre-tax loss from continuing operations of $18.4 million. Our income tax expense in 2013 and 2012 is different than such expense determined at the U.S. federal statutory rate due to losses in certain jurisdictions for which no income tax benefits are anticipated, foreign withholding taxes for which tax credits are not anticipated, changes in the amounts recorded for Personal Holding Company ("PHC") tax uncertainties, foreign taxes calculated at statutory rates different than the U.S. federal statutory rate, and the application of intraperiod tax allocation rules. The year-over year fluctuation in the effective tax rate primarily relates to the amount of losses in each respective year within fully valued tax jurisdictions. In addition, the Company elected to treat the foreign parent of Fiberweb's domestic entities as disregarded for tax purposes subsequent to the acquisition. As a result, additional sources of income in the form of deferred tax liabilities were now available against fully valued deferred tax assets in the Company's domestic tax filing.
Earnings Attributable to Noncontrolling Interest

Earnings attributable to noncontrolling interest for the fiscal year ended December 28, 2013 were $0.1 million. Noncontrolling interest represents the minority partners' interest in the income or loss of consolidated subsidiaries which are not wholly-owned by us. In association with the acquisition of Fiberweb, the Company assumed control of Terram Geosynthetics Private Limited, a joint venture located in Gujarat, India in which we maintain a 65% controlling interest. As a result, we incurred a $0.1 million loss related to the noncontrolling interest.
Liquidity and Capital Resources
The following table contains several key measures of our financial condition and liquidity:

In millions	December 31, 2014	December 28, 2013
Balance Sheet Data:
Cash and cash equivalents	$178.5	$86.1
Operating working capital (1)	100.1	43.2
Total assets	2,035.2	1,464.5
Total debt	1,482.8	896.7
Deferred consideration	42.4	—
Redeemable noncontrolling interest	89.2	—
Total Polymer Group Inc. shareholders’ equity	(24.4)	158.9
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
•debt service requirements;
•funding of working capital; and
•funding of capital expenditures.
Our primary sources of liquidity include cash balances on hand, cash flows from operations, cash inflows from the sale of certain accounts receivables through our factoring arrangements, proceeds from notes offerings, borrowing availability under our existing credit facilities and our ABL Facility. We expect our cash on hand and cash flows from operations (which may fluctuate due to short-term operational requirements), combined with the current borrowing availability under our existing credit facilities and our ABL Facility, to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending during the next twelve month period and our ongoing operations, projected working capital requirements and capital spending during the foreseeable future.
On January 28, 2011, pursuant to an Agreement and Plan of Merger, dated as of October 4, 2010, we were acquired by affiliates of Blackstone along with certain members of the Company's management for an aggregate purchase price of $403.5 million. In addition, we have subsequently increased our debt balances in connection with our acquisitions of Fiberweb and Providência. As a result, we are highly leveraged. Accordingly, our liquidity requirements are significant, primarily due to our debt service requirements. Cash interest payments for the fiscal year ended December 31, 2014 were $86.6 million. We had $178.5 million of cash and cash equivalents on hand and an additional $43.6 million of undrawn availability under our ABL Facility as of December 31, 2014. The availability under our ABL Facility is determined in accordance with a borrowing base which can fluctuate due to various factors.
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
At December 31, 2014, we had $178.5 million of cash and cash equivalents on hand, of which $67.0 million was held by subsidiaries outside of the U.S., the majority of which was available for repatriation through various intercompany arrangements. In addition, our U.S. legal entities in the past have also borrowed cash, on a temporary basis, from our foreign subsidiaries to meet U.S. obligations via short-term intercompany loans. Our U.S. legal entities may in the future borrow from our foreign subsidiaries.

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
Cash Flows
The following table sets forth the major categories of cash flows:

In millions	Fiscal Year Ended December 31, 2014	Fiscal Year Ended December 28, 2013	Fiscal Year Ended December 29, 2012
Net cash provided by (used in) operating activities	$49.1	$16.9	$75.5
Net cash provided by (used in) investing activities	(436.7)	(337.8)	(50.2)
Net cash provided by (used in) financing activities	487.4	308.2	(0.1)
Total	$99.8	$(12.7)	$25.2
Operating Activities
Net cash provided by operating activities for the fiscal year ended December 31, 2014 was $49.1 million, of which net income provided $12.3 million after adjusting for non-cash transactions. In addition, net income was significantly impacted by cash outflows for transaction and integration related spending during the current year. Working capital requirements used $15.7 million, after adjusting for the net assets purchased in the Providência Acquisition. The primary driver of the working capital outflow related to a $18.1 million increase in accounts receivable, which resulted from increased sales during the period as well as from our passing through higher raw material costs associated with index-based selling agreements and market-based pricing trends. Days sales outstanding remained stable at 45 days at December 31, 2014 and December 28, 2013. Inventory increased $4.0 million as a result of the higher average purchase price of raw materials. Inventory on hand was 39 days at December 31, 2014 compared with 41 days at year end. Other current assets increased $2.3 million (after a $4.7 million adjustment for the non-cash impact of the Providência Contracts) primarily due to the timing of prepaid items as well as the timing of payments from our factoring agents. In addition, accounts payables and accrued expenses increased $8.8 million. Trade accounts payable were impacted by the timing of supplier payments while accrued expenses were impacted by the timing of vendor payments and the bi-annual interest payment associated with our Senior Secured Notes, restructuring programs and employee-related expenses. Accounts payable days decreased to 72 days at December 31, 2014 from 80 days at year end. We continue to focus on working capital management, however, changes in raw material prices and the associated lag effect on selling prices can impact accounts receivable and inventory balances.
Net cash provided by operating activities for the fiscal year ended December 28, 2013 was $16.9 million, of which net income provided $23.0 million after adjusting for non-cash transactions. In addition, net income was impacted by cash outflows for transaction related spending during the year. Working capital requirements provided $19.9 million, after adjusting for the net assets purchased in the Fiberweb Acquisition. The primary driver of the inflow related to a $22.5 million increase in accounts payable and accruals. Trade accounts payable were impacted by the timing of supplier payments while accrued expenses were impacted by the timing of vendor payments, restructuring programs and employee-related expenses. As a result, accounts payable days increase to 80 days at December 28, 2013. In addition, inventory decreased $4.4 million as a result of the lower average purchase price of raw materials. Inventory on hand was 41 days at December 28, 2013. These amounts were partially offset by an increase in accounts receivable, which reduced net cash provided by operating activities by $12.4 million. The increase, which resulted from our passing through higher raw material costs associated with index-based selling agreements and market-based pricing trends, increased days sales outstanding to 45 days.
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
Investing Activities
Net cash used in investing activities for the fiscal year ended December 31, 2014 was $436.7 million. The primary driver of the outflow related to the Providência Acquisition, where we acquired Providência for an aggregate purchase price of $424.8 million, of which $356.3 was cash consideration, net of cash acquired. Property, plant and equipment expenditures totaled $82.5 million and primarily relate to machinery and equipment upgrades that extend the useful life and/or increased the functionality of the asset. In addition, a portion of the expenditures relate to capacity expansions in certain manufacturing facilities as well as costs related to the plan to relocate our Nanhai, China manufacturing facilities.
Net cash used in investing activities for the fiscal year ended December 28, 2013 was $337.8 million. The primary driver of the outflow related to the Fiberweb Acquisition, where we acquired Fiberweb for an aggregate purchase price of $287.8 million. Property, plant and equipment expenditures totaled $54.6 million, primarily associated with our manufacturing expansion project in China which was completed in May 2013. Other items included in our capital expenditures relates to machinery and equipment upgrades that extend the useful life and/or increased the functionality of the asset. In addition, we acquired $4.6 million of intangible assets, primarily related to the purchase of land-use rights in connection with the plan to relocate our Nanhai, China manufacturing facilities.
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
Financing Activities
Net cash provided by financing activities for the fiscal year ended December 31, 2014 was $487.4 million. The primary driver of the inflow related to the $415.0 million of proceeds from borrowings under our Senior Secured Credit Agreement as well as the proceeds from the issuance of $210.0 million of 6.875% Senior Unsecured Notes. These amounts were used to fund the Providência Acquisition and repay a portion of our outstanding debt. Other borrowings totaled $32.1 million and primarily related to short-term credit facilities used to finance various investments in Non-U.S. jurisdictions and certain liquidity requirements. These amounts were partially offset by repayments of $148.3 million and $25.3 million of costs associated with our debt.
Net cash provided by financing activities for the fiscal year ended December 28, 2013 was $308.2 million. The primary driver of the inflow related to the proceeds received from a Senior Secured Credit Agreement and an additional equity investment from our owners (the "Equity Investment") used to repay outstanding borrowings under our Senior Secured Bridge Credit Agreement and the Senior Unsecured Bridge Credit Agreement used in connection with the Fiberweb Acquisition. Proceeds from other borrowings included $13.9 million related to a credit facility funding our manufacturing expansion project in China. In addition, proceeds of $3.5 million related to a new credit facility in Argentina used to fund the upgrade of one of our manufacturing lines. Other amounts were related to short-term facilities.
Net cash used in financing activities for the fiscal year ended December 29, 2012 was $0.1 million. Proceeds from borrowings totaled $16.7 million and primarily related to our credit facility in China funding our manufacturing expansion project in China. Other proceeds were related to short-term facilities. These amounts were more than offset by repayments of $17.6 million.

Indebtedness
The following table summarizes our outstanding debt at December 31, 2014:

In thousands	Currency	Matures	Interest Rate	Outstanding Balance
Term Loans	USD	2018	5.25%	$703,029
Senior Secured Notes	USD	2019	7.75%	504,000
Senior Unsecured Notes	USD	2019	6.875%	210,000
ABL Facility	USD	2016	—	—
Argentine credit facilities:
Nacion Facility	USD	2016	3.13%	5,010
Galicia Facility	ARS	2016	15.25%	2,047
China Credit Facility	USD	2015	5.43%	18,920
Brazil export credit facilities:
Itaú Facility ($)	USD	2018	4.85%	—
Itaú Facility (R$)	BRL	2016	8.00%	18,871
Recovery Zone Facility Bonds	USD	2030	2.50%	—
India Loans	INR	2017	14.70%	2,437
Capital lease obligations	Various	2015-2019	Various	861
Total long-term debt				1,465,175
Short-term borrowings	Various	2015	Various	17,665
Total debt				$1,482,840

Term Loans
On December 19, 2013, we entered into a Senior Secured Credit Agreement (the loans thereunder, the "Term Loans") with a maturity date upon the earlier of (i) December 19, 2019 and (ii) the 91st day prior to the scheduled maturity of our 7.75% Senior Secured Notes; provided that on such 91st day, our 7.75% Senior Secured Notes have an outstanding aggregate principal amount in excess of $150.0 million. The Term Loans provide for a commitment by the lenders to make secured term loans in an aggregate amount not to exceed $295.0 million, the proceeds of which were used to partially repay amounts outstanding under the Senior Secured Bridge Credit Agreement and the Senior Unsecured Bridge Credit Agreement (the "Bridge Facilities"). In connection with the refinancing of the Bridge Facilities with the Term Loans, we recognized a loss on the extinguishment of debt of $3.3 million during the fourth quarter of 2013. This amount, included within Debt modification and extinguishment costs, represented debt issuance costs that were previously capitalized and required to be written off upon the refinancing.
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
On June 10, 2014, we entered into an incremental term loan amendment (the "Incremental Amendment") to the existing Term Loans in which we obtained $415.0 million of commitments for incremental term loans from the existing lenders, the terms of which are substantially identical to the terms of the Term Loans. Pursuant to the Incremental Amendment, we borrowed $310.0 million, the proceeds of which were used to fund a portion of the consideration paid for the Providência Acquisition. The remaining commitments were used during the third quarter of 2014 to repay existing indebtedness. The terms of the Incremental Amendment are substantially identical to the Term Loans.
The Term Loans are secured (i) together with the Tranche 2 (as defined below) loans, on a first-priority lien basis by substantially all of our assets and the assets of any existing and future subsidiary guarantors (other than collateral securing the ABL Facility on a first-priority basis), including all of our capital stock and the capital stock of each restricted subsidiary (which, in the case of foreign subsidiaries, will be limited to 65% of the capital stock of each first-tier foreign subsidiary) and (ii) on a second-priority basis by the collateral securing the ABL Facility, in each case, subject to certain exceptions and permitted liens. We may voluntarily repay outstanding loans at any time without premium or penalty, other than voluntary prepayment of Term Loans in connection with a repricing transaction on or prior to the date that is six months after the closing date of the Incremental Amendment and customary "breakage" costs with respect to LIBOR loans.
The agreement governing the Term Loans, among other restrictions, limit our ability and the ability of our restricted subsidiaries to: (i) incur or guarantee additional debt or issue disqualified stock or preferred stock; (ii) pay dividends and make other distributions on, or redeem or repurchase, capital stock; (iii) make certain investments; (iv) repurchase stock; (v) incur certain liens; (vi) enter into transactions with affiliates; (vii) merge or consolidate; (viii) enter into agreements that restrict the ability of subsidiaries to make dividends or other payments to us; (ix) designate restricted subsidiaries as unrestricted subsidiaries; and (x) transfer or sell assets. In addition, the Term Loans contain certain customary representations and warranties, affirmative covenants and events of default.
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
Senior Secured Notes
In connection with the Merger, we issued $560.0 million of 7.75% Senior Secured Notes due 2019 on January 28, 2011. The Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally on a senior secured basis, by each of our wholly-owned domestic subsidiaries. Interest on the Senior Secured Notes is paid semi-annually on February 1 and August 1 of each year. On July 23, 2014, we redeemed $56.0 million aggregate principal amount of the Senior Secured Notes at a redemption price of 103.0% of the aggregate principal amount plus any accrued and unpaid interest, to, but excluding, July 23, 2014. The redemption amount was funded by proceeds from the Incremental Amendment. Pursuant to ASC 470, "Modifications and Extinguishments" ("ASC 470"), we recognized a loss on debt extinguishment of $2.6 million, which included $0.9 million related to unamortized debt issuance costs. As the nature of this transaction related to a non-operating event, the loss on extinguishment is included in Debt modifications and extinguishment costs in the current period.
The indenture governing the Senior Secured Notes limits, subject to certain exceptions, our ability and the ability of our restricted subsidiaries to: (i) incur or guarantee additional debt or issue disqualified stock or preferred stock; (ii) pay dividends and make other distributions on, or redeem or repurchase, capital stock; (iii) make certain investments; (iv) incur certain liens; (v) enter into transactions with affiliates; (vi) merge or consolidate; (vii) enter into agreements that restrict the ability of subsidiaries to make dividends or other payments to us; (viii) designate restricted subsidiaries as unrestricted subsidiaries; and (ix) transfer or sell assets. It does not limit the activities of the Parent or the amount of additional indebtedness that Parent or its parent entities may incur. In addition, it also provides for specified events of default, which, if any of them occurs, would permit or require the principal of and accrued interest on the Senior Secured Notes to become or to be declared due and payable.
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
Senior Unsecured Notes
In connection with the Providência Acquisition, we issued $210.0 million of 6.875% Senior Unsecured Notes due 2019 on June 11, 2014. The Senior Unsecured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by each of our wholly-owned domestic subsidiaries. Interest on the Senior Unsecured Notes is paid semi-annually on June 1 and December 1 of each year.
The indenture governing the Senior Unsecured Notes limits, subject to certain exceptions, our ability and the ability of our restricted subsidiaries to: (i) incur or guarantee additional debt or issue disqualified stock or preferred stock; (ii) pay dividends and make other distributions on, or redeem or repurchase, capital stock; (iii) make certain investments; (iv) incur certain liens; (v) enter into transactions with affiliates; (vi) merge or consolidate; (vii) enter into agreements that restrict the ability of subsidiaries to make dividends or other payments to us; (viii) designate restricted subsidiaries as unrestricted subsidiaries; and (iv) transfer or sell assets. It does not limit the activities of Parent or the amount of additional indebtedness that Parent or its parent entities may incur. In addition, it also provides for specified events of default which, if any occurs, would permit or require the principal of and accrued interest on the Senior Unsecured Notes to become or to be declared due and payable.

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
ABL Facility
On January 28, 2011, we entered into a senior secured asset-based revolving credit facility which was amended and restated on October 5, 2012 (the "ABL Facility") to provide for borrowings not to exceed $50.0 million, subject to borrowing base availability. The ABL Facility provides borrowing capacity available for letters of credit and borrowings on a same-day basis and is comprised of (i) a revolving tranche of up to $42.5 million (“Tranche 1”) and (ii) a first-in, last out revolving tranche of up to $7.5 million (“Tranche 2”). Provided that no default or event of default was then existing or would arise therefrom, we have the option to request that the ABL Facility be increased by an amount not to exceed $20.0 million. The facility matures on October 5, 2017.
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
Based on current average excess availability, the borrowings under the ABL Facility will bear interest at a rate per annum equal to, at our option, either (A) British Bankers Association LIBOR Rate (“LIBOR”) (adjusted for statutory reserve requirements) plus a margin of (i) 2.00% in the case of Tranche 1 or (ii) 4.00% in the case of Tranche 2; or (B) the higher of (a) the rate of interest in effect for such day as publicly announced from time to time by Citibank, N.A. as its "prime rate" and (b) the federal funds effective rate plus 0.5% of 1.0% (“ABR”) plus a margin of (x) 1.00% in the case of Tranche 1 or (y) 3.00% in the case of the Tranche 2. As of December 31, 2014, we had no outstanding borrowings under the ABL Facility. The borrowing base availability was $62.9 million based on initial advanced rate formulas prior to the completion of the field exam. Outstanding letters of credit in the aggregate amount of $19.3 million left $43.6 million available for additional borrowings. The aforementioned letters of credit were primarily provided to certain administrative service providers and financial institutions. None of these letters of credit had been drawn on as of December 31, 2014.
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

In connection with the Merger, we repaid and terminated the Argentine peso-denominated loan. In addition, the U.S. dollar-denominated loan was adjusted to reflect its fair value as of the date of the Merger. As a result, we recorded a contra-liability in Long-term debt and will amortize the balance over the remaining life of the facility. At December 31, 2014, the face amount of the outstanding indebtedness under the U.S. dollar-denominated loan was $5.2 million, with a carrying amount of $5.0 million and a weighted average interest rate of 3.13%.
Galicia Facility
On September 27, 2013, our subsidiary in Argentina entered into an arrangement with a banking institution in Argentina in order to partially finance the upgrade of a manufacturing line at its facility located near Buenos Aires, Argentina. The maximum borrowings available under the facility, excluding any interest added to principal, is 20.0 million Argentine pesos (approximately $3.5 million). The three-year term of the agreement began with the date of the first draw down on the facility, which occurred in the third quarter of 2013, with payments required in twenty-five equal monthly installments beginning after one year. Borrowings will bear interest at 15.25%. As of December 31, 2014, the outstanding balance under the facility was $2.0 million. The remainder of the upgrade is expected to be financed by existing cash balances and cash generated from operations.
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
The maximum borrowings available under the facility, excluding any interest added to principal, were $25.0 million. At December 28, 2013, the outstanding balance under the Hygiene Facility was $24.9 million with a weighted-average interest rate of 5.51%. The Company repaid $6.0 million of the principal balance during 2014 using a combination of existing cash balances and cash generated from operations. As a result, the outstanding balance under the Hygiene Facility was $18.9 million at December 31, 2014 with a weighted-average interest rate of 5.43%.
Brazil Export Credit Facilities
As a result of the Providência Acquisition, we assumed a U.S. dollar-denominated export credit facility with Itaú Unibanco S.A., pursuant to which Providência borrowed $52.4 million in the third quarter of 2011 for the purpose of financing certain export transactions from Brazil. Borrowings bear interest at 4.85% per annum, payable semi-annually. Principal payments are due in 11 equal installments, beginning in September 2013 and ending at final maturity in September 2018. The facility is secured by interests in the receivables related to the exports financed by the facility.
On September 22, 2014, we entered into an assignment agreement with Itaú Unibanco S.A in order to transfer its rights and obligations under the agreement to us. The purchase price for the assigned interest totaled $45.2 million, which we funded with a portion of the proceeds from the Incremental Amendment. Pursuant to ASC 470, we recognized a loss on debt extinguishment of $2.4 million. As the nature of this transaction related to a non-operating event, the loss on extinguishment is included in Debt modifications and extinguishment costs in the current period.
As a result of the Providência Acquisition, we assumed a Brazilian real-denominated export credit facility with Itaú Unibanco S.A., pursuant to which Providência borrowed R$50.0 million in the first quarter of 2013 for the purpose of financing certain export transactions from Brazil. Borrowings bear interest at 8.0% per annum, payable quarterly. The facility matures in February 2016 and is unsecured. At December 31, 2014, outstanding borrowings under the facility totaled $18.9 million.
Recovery Zone Facility Bonds
As a result of the Providência Acquisition, we assumed a loan agreement in connection with the issuance of a like amount of recovery zone facility bonds by the Iredell County Industrial Facilities and Pollution Control Financing Authority. The proceeds of $9.1 million were used to finance, in part, the construction of a manufacturing facility in Statesville, North Carolina. The borrowings bear interest at a floating rate, which is reset weekly, and are supported by a letter of credit. On July 21, 2014, we repaid the aggregate principal amount of indebtedness with a portion of the proceeds from the Incremental Amendment.
India Indebtedness
As a result of the Fiberweb Acquisition, we assumed control of Terram Geosynthetics Private Limited, a joint venture located in Mundra, India in which we maintain a 65% controlling interest. As part of the net assets acquired, we assumed $3.8 million of debt (including short-term borrowings) that was entered into with a banking institution in India. Amounts outstanding primarily relate to a 14.70% term loan, due in 2017, used to purchase fixed assets. Other amounts relate to short-term credit facilities used to finance working capital requirements (included in Short-term borrowings in the Consolidated Balance Sheets). Combined, the outstanding balances totaled $3.1 million at December 31, 2014.
Other Indebtedness
We periodically enter into short-term credit facilities in order to finance various liquidity requirements, including insurance premium payments and short-term working capital needs. At December 31, 2014 and December 28, 2013, outstanding amounts related to such facilities were $17.0 million and $0.4 million, respectively. Borrowings under these facilities are included in Short-term borrowings in the Consolidated Balance Sheets.
We also have documentary letters of credit not associated with the ABL Facility or the Hygiene Facility. These letters of credit were primarily provided to certain raw material vendors and amounted to $7.8 million and $8.5 million at December 31, 2014 and December 28, 2013, respectively. None of these letters of credit have been drawn upon.
Factoring Agreements
In the ordinary course of business, we may utilize accounts receivable factoring arrangements with third-party financial institutions in order to accelerate its cash collections from product sales. These arrangements involve the ownership transfer of eligible U.S. and non-U.S. trade accounts receivable, without recourse or discount, to a third party financial institution in exchange for cash. The maximum amount of outstanding advances at any one time is $20.0 million under the U.S. based program and $84.4 million (measured at December 31, 2014 foreign exchange rates) under the non-U.S. based program. At December 31, 2014, the net amount of trade accounts receivable sold to third-party financial institutions, and therefore excluded from our accounts receivable balance, was $92.5 million. Amounts due from the third-party financial institutions were $13.6 million at December 31, 2014. In the future, we may increase the sale of receivables or enter into additional factoring agreements.
Contractual Obligations
As of December 31, 2014, we had certain cash obligations associated with contractual commitments. The amounts due under these commitments are as follows:

	Payments Due by Period
In millions	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Short-term borrowings	$17.7	$17.7	$—	$—	$—
Long-term debt (fixed)	732.9	0.1	18.8	714.0	—
Long-term debt (variable)	732.8	31.7	18.2	682.9	—
Estimated interest payments (1)	384.6	93.5	181.4	109.7	—
Financing obligation	20.4	3.4	6.7	6.7	3.6
Capital lease obligation (2)	0.9	0.3	0.5	0.1	—
Operating lease obligations (3)	78.5	15.4	27.4	15.4	20.3
Purchase commitments (4)	92.1	92.1	—	—	—
Total	$2,059.9	$254.2	$253.0	$1,528.8	$23.9

(1)	Represents the annual interest expense on long-term debt. Projections on variable rate debt are based on current interest rates.

(2)	Represents rental payments under capital leases with initial or remaining non-cancelable terms in excess of one year.

(3)	We lease certain manufacturing, warehousing and other facilities and equipment under operating leases. The leases on most of the properties contain renewal provisions.

(4)	Represents our commitments related to the purchase of raw materials and capital projects.
Future expected obligations under our pension and postretirement benefit plans as well as our unrecognized tax obligations have not been included in the Contractual Obligations table as these items are difficult to make reasonably reliable estimates of the timing and amount to be paid.
Operating Lease Obligations
We lease certain manufacturing, warehousing and other facilities and equipment under operating leases. The leases on most of the properties contain renewal provisions. Rent expense (net of sub-lease income), including incidental leases, was $20.1 million, $15.4 million and $14.5 million during the fiscal years ended December 31, 2014, December 28, 2013 and December 29, 2012, respectively. These expenses are recognized on a straight-line basis over the life of the lease.
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
Financing Obligation
As a result of the acquisition of Fiberweb, we acquired a manufacturing facility in Old Hickory, Tennessee, the assets of which included a utility plant used to generate steam for use in its manufacturing process. Upon completion of its construction in 2011, the utility plant was sold to an unrelated third-party and subsequently leased back by Fiberweb for a period of 10 years. We have accounted for this transaction as a direct financing lease, recognizing the assets as part of property, plant and equipment and a related financing obligation as a long-term liability. Cash payments to the lessor are allocated between interest expense and amortization of the financing obligation. At the end of the lease term, we will recognize the sale of the utility plant, however, no gain or loss will be recognized as the financing obligation will equal the expected carrying value of the assets. At December 31, 2014, the outstanding balance of the financing obligation was $18.4 million.
Purchase Commitments
At December 31, 2014, we had purchase commitments of $92.1 million, of which $77.1 million related to the purchase of raw materials in the normal course of business. The remaining $15.0 million related to capital projects, primarily associated with the plan to relocate our Nanhai, China manufacturing facilities and the warehouse expansion project at the Company's Old Hickory, Tennessee manufacturing facilities.
Providência Tax Claims
Total consideration paid for the acquisition of Providência includes $47.9 million of deferred purchase price (the "Deferred Consideration"). The Deferred Consideration accretes at a rate of 9.5% per annum compounded daily, which shall be paid to the selling stockholders to the extent certain existing and potential tax claims of Providência ("Providência Tax Claims") are resolved in Providência's favor. At December 31, 2014, the outstanding balance of the Deferred Consideration was $42.4 million. If we incur an actual tax liability with respect to the Providência Tax Claims, the amount of the Deferred Purchase Price owed to the selling stockholders will be reduced by the amount of such actual tax liability. We will be responsible for any actual tax liability in excess of the Deferred Purchase Price. The Deferred Consideration is reflected on the Consolidated Balance Sheet as a noncurrent liability as the settlement of existing and potential claims is expected to be greater than one year.
Redeemable Noncontrolling Interest
In connection with the Providência Acquisition, as required by Brazilian law, PGI Acquisition Company filed the Mandatory Tender Offer registration request with the CVM in order to launch, after its approval, a tender offer to acquire all of the remaining outstanding capital stock of Providência from the minority shareholders. As of December 31, 2014, the Mandatory Tender Offer was still under review by the CVM. Hence, the conditions for the launch of the Mandatory Tender Offer have not been met as of December 31, 2014. However, once the Mandatory Tender Offer is approved and launched, the minority shareholders will have the right, but not the obligation, to sell their remaining outstanding capital stock of Providência. Given such right of the minority shareholders, we determined that ASC 480 requires the noncontrolling interest to be presented as mezzanine equity on the Consolidated Balance Sheets and adjusted to its estimated maximum redemption amount at each balance sheet date. At December 31, 2014, the redemption value of the redeemable noncontrolling interest was $89.2 million.
Defined Benefit Pension Plans
At December 31, 2014, we had a net obligation of $10.0 million related to our pension plans. It is our objective to contribute to pension plans to ensure adequate funds are available in the plans to make benefit payments to plan participants and beneficiaries when required. Because the timing and amounts of long-term funding requirements for pension obligations are uncertain, they have been excluded from the Contractual Obligations table.
Postretirement Benefit Plans

At December 31, 2014, we had postretirement benefit obligations of $5.5 million. We fund postretirement benefit costs principally on a pay-as-you-go basis as medical costs are incurred by covered retiree populations. Because the timing and amounts of long-term funding requirements for postretirement obligations are uncertain, they have been excluded from the Contractual Obligations table.
Uncertain Tax Positions
At December 31, 2014, we have total unrecognized tax benefits for uncertain tax positions of $13.0 million, which includes $9.1 million of related accrued interest and penalties as well as $1.8 million of operating loss carryforwards for which unrecognized tax benefits have been established. The liability has been excluded from the Contractual Obligations table as we are unable to reasonably estimate the amount and period in which these liabilities might be paid.
Covenant Compliance
Under the credit agreement governing the Term Loans and indentures governing our Senior Secured Notes and our Senior Unsecured Notes, our ability to engage in certain activities such as incurring certain additional indebtedness, making certain investments, and making restricted payments is governed, in part, by our ability to satisfy tests based on Adjusted EBITDA.
“Adjusted EBITDA” is defined as net income (loss) before interest expense (net of interest income), income and franchise taxes and depreciation and amortization, further adjusted to exclude certain other items permitted in calculating covenant compliance under our credit agreements and the indentures governing our Senior Secured Notes and Senior Unsecured Notes.
Adjusted EBITDA is not a recognized term under GAAP, should not be considered in isolation or as a substitute for a measure of our liquidity or performance prepared in accordance with GAAP and is not indicative of income from operations or pro forma income of operations as determined under GAAP. Adjusted EBITDA and other non-GAAP financial measures have important limitations which should be considered before using these measures to evaluate the Company’s liquidity or financial performance. Adjusted EBITDA eliminates the effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Adjusted EBITDA also eliminates the effects of interest rates and changes in capitalization which management believes may not necessarily be indicative of a company’s underlying operating performance. Adjusted EBITDA, as presented by us, may not be comparable to similarly titled measures of other companies due to varying methods of calculation. We believe that Adjusted EBITDA provides useful information about flexibility under our covenants to investors, lenders, financial analysts and rating agencies since these groups have historically used EBITDA-related measures in our industry, along with other measures, to estimate the value of a company, to make informed investment decisions, and to evaluate a company’s ability to meet its debt service requirements. Adjusted EBITDA should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this prospectus.
We believe that the most directly comparable GAAP measure to Adjusted EBITDA is Net income (loss) attributable to Polymer Group, Inc. The following table reconciles Net income (loss) attributable to Polymer Group, Inc. to Adjusted EBITDA for the periods presented:

In thousands	Fiscal Year Ended December 31, 2014	Fiscal Year Ended December 28, 2013
Net income (loss) attributable to Polymer Group, Inc.	$(115,297)	$(24,933)
Earnings attributable to noncontrolling interest and redeemable noncontrolling interest	(3,943)	(34)
Interest expense	96,153	55,974
Income and franchise tax	(297)	(35,658)
Depreciation & amortization (a)	112,557	71,497
Purchase accounting adjustments (b)	6,976	7,288
Non-cash compensation (c)	1,931	4,329
Special charges, net (d)	59,185	33,188
Foreign currency and other non-operating, net (e)	32,531	11,689
Loss on debt modification	15,725	3,334
Severance and relocation expenses (f)	3,542	4,943
Business optimization expense (g)	1,263	319
Management, monitoring and advisory fees (h)	5,546	3,855
Other (i)	2,899	958
Adjusted EBITDA before contributions from acquisitions and contributions from estimated synergies	218,771	136,749
Contributions from acquisitions (j)	13,366	37,946
Contribution from estimated synergies (k)	27,840	35,716
Adjusted EBITDA (Term Loans)	$259,977	$210,411

(a)	Excludes amortization of loan acquisition costs that are included in interest expense.

(b)
Reflects fair market value adjustments as a result of purchase accounting associated with acquisitions, primarily related to the step-up in inventory value and its amortization into earnings over the period of the acquired company's normal inventory turns.

(c)	Reflects non-cash compensation costs related to employee and director restricted stock, restricted stock units and stock options.

(d)
Reflects costs associated with non-cash asset impairment charges, the restructuring and realignment of manufacturing operations and management organizational structures, pursuit of certain transaction opportunities, including expenses related to the Fiberweb and Providência acquisitions and other charges included in Special charges, net in our consolidated Statement of Operations.

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

(f)	Reflects severance and relocation expenses not included under Special charges, net as well as costs incurred with the CEO transition in 2013.

(g)	Reflects costs incurred to improve IT and accounting functions, costs associated with establishing new facilities and certain other expenses.

(h)	Reflects management, monitoring and advisory fees paid under the Sponsor management agreement.

(i)	Reflects charges such as gain/loss on disposals and start-up costs

(j)
Pursuant to the indentures governing our Senior Secured Notes and our Senior Unsecured Notes and the credit agreements governing our Term Loans and our ABL Facility, we are permitted to include in our Adjusted EBITDA calculation the Adjusted EBITDA contributions from acquisitions. Accordingly, the fiscal year ended December 28, 2013 reflects Adjusted EBITDA contribution of the Fiberweb Acquisition for the period from January 1, 2013 through November 15, 2013.

(k)
Pursuant to the indentures governing our Senior Secured Notes and our Senior Unsecured Notes and the credit agreements governing our Term Loans and our ABL Facility, we are permitted to include in our calculation of Adjusted EBITDA contributions from estimated synergies resulting from acquisitions (subject to certain limitations). The adjustment represents management’s estimate of synergies expected to be realized within 12 months following the applicable acquisition. The fiscal year ended December 28, 2013 includes the Adjusted EBITDA contribution from estimated synergies from the Fiberweb Acquisition.

The credit agreement governing our Term Loans limits the amount of estimated synergies included in the calculation of Adjusted EBITDA for any consecutive four quarter period to 20% of Adjusted EBITDA, while the indenture governing our Senior Secured Notes and the credit agreement governing our ABL Facility limit such amount to the greater of $20 million or 10% of Adjusted EBITDA. The indenture governing our Senior Unsecured Notes does not include such limitation. Accordingly, Adjusted EBITDA for the fiscal year ended December 28, 2013 presented in the table above includes $14.7 million of estimated synergies that exceed the limitations in our Senior Secured Notes and ABL Facility. Therefore, we are not permitted to include that portion of estimated synergies in Adjusted EBITDA for purposes of determining our compliance with certain covenants in the Senior Secured Notes and ABL Facility.
We present these synergy adjustments as they are permitted under the terms of our debt instruments, but you should not view these adjustments as a projection of future results. Our ability to realize these anticipated synergies is subject to significant uncertainties and you should not place undue reliance on the adjustments.

Off Balance Sheet Arrangements
We do not have any off-balance sheet arrangements
Recent Accounting Standards
In January 2015, the FASB issued Accounting Standard Update ("ASU") No. 2015-01, "Income Statement - Extraordinary and Unusual Items" ("ASU 2015-01") which eliminates from GAAP the concept of extraordinary items. Under the new guidance, an event or transaction that meets the criteria for extraordinary classification is segregated from the results of ordinary operations and shown as a separate item in the income statement, net of tax. In addition, certain other related disclosures are required. ASU 2015-01 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect that the adoption of this guidance will have a material effect on its financial results.
In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern” (“ASU 2014-15”). The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Substantial doubt is defined as an indication that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that financial statements are issued. Management’s evaluation should be based on relevant conditions or events, considered in the aggregate, that are known and reasonably knowable at the date that the financial statements are issued. ASU 2014-15 is effective prospectively for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company does not expect that the adoption of this guidance will have a material effect on its financial results.
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
In April 2014, the FASB issued ASU No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08"), which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or a group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. In addition, ASU 2014-08 enhances disclosures for reporting discontinued operations. ASU 2014-08 is effective prospectively for reporting periods beginning after December 15, 2014, with early adoption permitted. The Company adopted this accounting pronouncement effective January 1, 2015. The adoption of this guidance did not have a significant impact on the Company's financial results.
In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"), which requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective prospectively for reporting periods beginning after December 15, 2013, with retroactive application permitted. The Company adopted this accounting pronouncement effective December 29, 2013. The adoption of this guidance did not have a significant impact on the Company's financial results.
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
Goodwill and Indefinite-Lived Intangible Assets. Goodwill and intangible assets with indefinite useful lives are no longer amortized, but are tested and reviewed annually for impairment during the fourth quarter or whenever there is a significant change in events or circumstances that indicate that the fair value of the asset may be less than the carrying amount of the asset. Between annual impairment tests, the Company continues to monitor for potential indicators of impairment of goodwill whenever events or changes in circumstances occur, such as significant decline in the expected future cash flows, a significant adverse change in legal factors or in the business climate, adverse assessment or action by a regulator, and unanticipated competition.
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
2014 Interim Impairment Test
In connection with the Providência Acquisition, the Company realigned its internal reporting structure to reflect its new organizational structure and business focus. Per ASC 350, "Goodwill and Other" ("ASC 350"), goodwill is required to be tested for impairment both before and after a reorganization. As a result, the Company performed a qualitative assessment during the third quarter and determined that goodwill was not impaired at any of the reporting units prior to the reorganization. Subsequent to the reorganization, the Company performed an interim goodwill impairment test and determined that the fair value of goodwill at the Argentina/Colombia reporting unit was zero and that all of its goodwill was impaired. As a result, the Company recorded a non-cash impairment charge of $6.9 million. The decline in fair value resulted from changes in the outlook on the operations, primarily in Argentina, as the local economic environment shifted compared to prior periods.
2014 Impairment Test
For our annual impairment test performed during the fourth quarter of 2014, we calculated the fair value of each of our reporting units. Based on the result of these calculations, we determined that the fair values of all our reporting units exceeded their carrying amounts. As a result, no impairment was recognized. The excess of our reporting units estimated fair value over carrying value (expressed as a percentage of carrying value) was a minimum of 15%, except for our Brazil reporting unit. The fair value approximates its carrying value due to the short passage of time between the close date of the Providência Acquisition and the annual impairment testing date. Small variations to our assumptions and estimates used to determine the fair value of our Brazil reporting unit, particularly the expected growth rates, discount rate, cash expenditures embedded in our cash flow projections and the residual capitalization rate could have a significant impact on fair value. If the Brazil reporting unit does not perform in accordance with our expectations, we may have to consider reducing our assumed growth rates or change other assumptions in our projections, which depending on the magnitude of the change, could result in a partial or full impairment charge. Goodwill allocated to Brazil reporting unit was $107.4 million as of December 31, 2014.

Recoverability of other intangible assets with indefinite useful lives begins with a qualitative assessment to determine, as a basis for whether it is necessary to calculate the fair value of the indefinite-lived intangible asset, if it is more likely than not that the asset is impaired. When required, recoverability is measured by a comparison of the carrying amount of the intangible assets to the estimated fair value of the respective intangible assets. Any excess of the carrying value over the estimated fair value is recognized as an impairment loss equal to that excess. The determination of estimated fair value requires management to make assumptions about estimated cash flows, including profit margins, long-term forecasts, discount rates, royalty rates and terminal growth rates. Management developed these assumptions based on the best information available as of the date of the assessment. We completed our assessment of intangible assets with indefinite useful lives during the fourth quarter of 2014 and determined that no impairment existed at that date.
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
Stock-Based Compensation. We account for stock-based compensation awards in accordance with ASC 718, "Compensation - Stock Compensation" ("ASC 718"), which requires a fair-value based method for measuring the value of stock-based compensation. Fair value is measured once at the date of grant and is not adjusted for subsequent changes. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of highly subjective assumptions which determine the fair value of stock-based awards. These assumptions include the expected term, expected volatility, risk-free interest rate and the expected dividend. In the absence of a public trading market, we determine the fair value of our common stock utilizing methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Practice Aid, “Valuation of Privately-Held-

Company Equity Securities Issued as Compensation.” Our approach considered contemporaneous common stock valuations in determining the equity value of our company using a weighted combination of various methodologies, each of which can be categorized under either of the following two valuation approaches: the income approach and the market approach. The assumptions used in calculating the fair value of our common stock and stock-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our equity-based compensation expense could be materially different in the future.
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
The majority of our long-term financing consists of our $504.0 million of 7.75% fixed-rate, Senior Secured Notes due 2019 and $210 million of 6.875% fixed-rate, Senior Unsecured Notes due 2019. However, the remaining portion of our indebtedness, including the Term Loans, have variable interest rates, for which we have not hedged the risks attributable to fluctuations in interest rates. Hypothetically, a 1% change in the interest rate affecting our outstanding variable interest rate indebtedness, as of December 31, 2014 and December 28, 2013, would change our interest expense by approximately $7.3 million and $3.3 million, respectively.
Foreign Currency Exchange Rate Risk
Outside of the United States, we maintain assets and operations primarily in Latin America, Europe and Asia.  As a result, our financial results are affected by changes in foreign currency exchange rates in the various countries in which our products are manufactured and/or sold.  The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar, the Company’s functional currency, against the respective foreign currency.  We assess the market risk of changes in foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact on our operating income.  If the average exchange rate used to translate revenue from our major currencies relative to the U.S. dollar hypothetically depreciated 10%, it would have resulted in a reduction of operating income by approximately $3.9 million and $2.6 million for the fiscal years ended December 31, 2014 and December 28, 2013, respectively.
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
In periods of rising raw material costs, to the extent we are not able to pass along price increases of raw materials, or to the extent any such price increases are delayed, our cost of goods sold would increase and our operating profit would correspondingly decrease. Based on current purchase volume for fiscal 2014 and fiscal 2013, if the price of polypropylene was to rise $0.01 per pound and we were not able to pass along any of such increase to our customers, we would realize a $8.4 million and a $5.6 million increase, respectively, in our cost of goods sold. Significant increases in raw material prices that cannot be passed on to customers could have a material adverse effect on our results of operations and financial condition. In periods of declining raw material costs, if sales prices do not decrease at a corresponding rate, our cost of goods sold would decrease and our operating profit would correspondingly increase.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Polymer Group, Inc.

We have audited the accompanying consolidated balance sheets of Polymer Group, Inc. as of December 31, 2014 and December 28, 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Polymer Group, Inc. at December 31, 2014 and December 28, 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Charlotte, North Carolina
April 1, 2015

POLYMER GROUP, INC.
CONSOLIDATED BALANCE SHEETS

In thousands, except share data	December 31, 2014	December 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$178,491	$86,064
Accounts receivable, net	247,727	194,827
Inventories, net	173,701	156,074
Deferred income taxes	16,776	2,318
Other current assets	89,121	59,096
Total current assets	705,816	498,379
Property, plant and equipment, net	870,230	652,780
Goodwill	220,554	115,328
Intangible assets, net	178,911	169,399
Deferred income taxes	18,231	2,582
Other noncurrent assets	41,431	26,052
Total assets	$2,035,173	$1,464,520
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$17,665	$2,472
Accounts payable and accrued liabilities	321,313	307,731
Income taxes payable	9,636	3,613
Deferred income taxes	10,217	1,342
Current portion of long-term debt	31,892	13,797
Total current liabilities	390,723	328,955
Long-term debt	1,433,283	880,399
Deferred consideration	42,440	—
Deferred income taxes	36,223	33,236
Other noncurrent liabilities	67,124	62,191
Total liabilities	1,969,793	1,304,781
Commitments and contingencies
Redeemable noncontrolling interest	89,181	—
Shareholders’ equity:
Common stock — 1,000 shares issued and outstanding	—	—
Additional paid-in capital	277,248	294,144
Accumulated deficit	(242,439)	(127,142)
Accumulated other comprehensive income (loss)	(59,164)	(8,106)
Total Polymer Group, Inc. shareholders' equity (deficit)	(24,355)	158,896
Noncontrolling interest	554	843
Total equity (deficit)	(23,801)	159,739
Total liabilities and equity	$2,035,173	$1,464,520
See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands	Fiscal Year Ended December 31, 2014	Fiscal Year Ended December 28, 2013	Fiscal Year Ended December 29, 2012
Net sales	$1,859,914	$1,214,862	$1,155,163
Cost of goods sold	(1,526,406)	(1,018,806)	(957,917)
Gross profit	333,508	196,056	197,246
Selling, general and administrative expenses	(254,280)	(153,188)	(140,776)
Special charges, net	(59,185)	(33,188)	(19,592)
Other operating, net	(1,845)	(2,512)	287
Operating income (loss)	18,198	7,168	37,165
Other income (expense):
Interest expense	(96,153)	(55,974)	(50,414)
Debt modifications and extinguishment costs	(15,725)	(3,334)	—
Foreign currency and other, net	(27,083)	(8,851)	(5,134)
Income (loss) before income taxes	(120,763)	(60,991)	(18,383)
Income tax (provision) benefit	1,523	36,024	(7,655)
Net income (loss)	(119,240)	(24,967)	(26,038)
Less: Earnings attributable to noncontrolling interest and redeemable noncontrolling interest	(3,943)	(34)	—
Net income (loss) attributable to Polymer Group, Inc.	$(115,297)	$(24,933)	$(26,038)
See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

In thousands	Fiscal Year Ended December 31, 2014	Fiscal Year Ended December 28, 2013	Fiscal Year Ended December 29, 2012
Net income (loss)	$(119,240)	$(24,967)	$(26,038)
Other comprehensive income (loss)
Currency translation	(45,277)	12,731	2,287
Employee postretirement benefits	(15,279)	(738)	(19,912)
Cash flow hedge adjustments	—	—	—
Total other comprehensive income (loss)	(60,556)	11,993	(17,625)
Income tax (provision) benefit	132	(5,302)	(15)
Total other comprehensive income (loss), net of tax	(60,424)	6,691	(17,640)
Comprehensive income (loss)	(179,664)	(18,276)	(43,678)
Less: Comprehensive income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	(13,309)	(6)	—
Comprehensive income (loss) attributable to Polymer Group, Inc.	$(166,355)	$(18,270)	$(43,678)
See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

In thousands	Polymer Group, Inc. Shareholders
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Polymer Group, Inc. Shareholders' Equity (Deficit)	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance — December 31, 2011	1	—	260,597	(76,171)	2,871	187,297	—	187,297

Amounts due to shareholders	—	—	1,087	—	—	1,087	—	1,087
Common stock call option reclass	—	—	(5,144)	—	—	(5,144)	—	(5,144)
Net income (loss)	—	—	—	(26,038)	—	(26,038)	—	(26,038)
Intercompany equipment sale elimination	—	—	(1,202)	—	—	(1,202)	—	(1,202)
Share-based compensation	—	—	842	—	—	842	—	842
Employee benefit plans, net of tax	—	—	—	—	(19,927)	(19,927)	—	(19,927)
Currency translation	—	—	—	—	2,287	2,287	—	2,287
Balance — December 29, 2012	1	—	256,180	(102,209)	(14,769)	139,202	—	139,202

Amounts due to shareholders	—	—	(222)	—	—	(222)	—	(222)
Issuance of stock	—	—	30,726	—	—	30,726	—	30,726
Common stock call option reclass	—	—	3,340	—	—	3,340	—	3,340
Net income (loss)	—	—	—	(24,933)	—	(24,933)	(34)	(24,967)
Acquisition of noncontrolling interest	—	—	—	—	—	—	849	849
Intercompany equipment sale elimination	—	—	130	—	—	130	—	130
Share-based compensation	—	—	3,990	—	—	3,990	—	3,990
Employee benefit plans, net of tax	—	—	—	—	(2,046)	(2,046)	—	(2,046)
Currency translation, net of tax	—	—	—	—	8,709	8,709	28	8,737
Balance — December 28, 2013	1	$—	$294,144	$(127,142)	$(8,106)	$158,896	$843	$159,739

Amounts due to shareholders	—	—	—	—	—	—	—	—
Issuance of stock	—	—	750	—	—	750	—	750
Common stock call option reclass	—	—	1,702	—	—	1,702	—	1,702
Net income (loss)	—	—	—	(115,297)	—	(115,297)	(281)	(115,578)
Periodic adjustment to redemption value	—	—	(21,409)	—	—	(21,409)	—	(21,409)
Intercompany equipment sale elimination	—	—	130	—	—	130	—	130
Share-based compensation	—	—	1,931	—	—	1,931	—	1,931
Employee benefit plans, net of tax	—	—	—	—	(15,147)	(15,147)	—	(15,147)
Currency translation, net of tax	—	—	—	—	(35,911)	(35,911)	(8)	(35,919)
Balance — December 31, 2014	1	$—	$277,248	$(242,439)	$(59,164)	$(24,355)	$554	$(23,801)
See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands	Fiscal Year Ended December 31, 2014	Fiscal Year Ended December 28, 2013	Fiscal Year Ended December 29, 2012
Operating activities:
Net income (loss)	$(119,240)	$(24,967)	$(26,038)
Adjustments for non-cash transactions:
Debt modification charges	11,670	—	—
Deferred income taxes	(14,153)	(44,524)	(1,123)
Depreciation and amortization expense	118,255	76,293	66,706
Non-cash impairment charge	6,851	2,213	—
Inventory step-up	6,905	7,288	—
Accretion of deferred consideration	3,077	—	—
(Gain) loss on extinguishment of debt	—	3,334	—
(Gain) loss on financial instruments	(4,749)	(799)	(147)
(Gain) loss on sale of assets, net	1,800	185	3
Non-cash compensation	1,931	3,990	842
Changes in operating assets and liabilities:
Accounts receivable	(18,100)	(12,380)	9,427
Inventories	(4,049)	4,412	9,295
Other current assets	(2,335)	5,346	1,221
Accounts payable and accrued liabilities	8,761	22,509	13,214
Other, net	52,524	(26,050)	2,071
Net cash provided by (used in) operating activities	49,148	16,850	75,471
Investing activities:
Purchases of property, plant and equipment	(82,457)	(54,642)	(51,625)
Proceeds from sale of assets	2,306	435	1,660
Acquisition of intangibles and other	(250)	(4,582)	(268)
Acquisitions, net of cash acquired	(356,281)	(278,970)	—
Net cash provided by (used in) investing activities	(436,682)	(337,759)	(50,233)
Financing activities:
Proceeds from long-term borrowings	628,135	629,999	10,977
Proceeds from short-term borrowings	32,091	4,087	5,725
Repayment of long-term borrowings	(131,453)	(337,679)	(7,678)
Repayment of short-term borrowings	(16,809)	(2,619)	(9,933)
Loan acquisition costs	(21,283)	(16,102)	(220)
Debt modification costs	(4,055)	—	—
Issuance of common stock	750	30,504	1,087
Net cash provided by (used in) financing activities	487,376	308,190	(42)
Effect of exchange rate changes on cash	(7,415)	904	(59)
Net change in cash and cash equivalents	92,427	(11,815)	25,137
Cash and cash equivalents at beginning of period	86,064	97,879	72,742
Cash and cash equivalents at end of period	$178,491	$86,064	$97,879

Supplemental disclosures of cash flow information:
Cash payments for interest	$86,581	$49,671	$47,711
Cash payments (receipts) for taxes, net	$9,126	$17,158	$8,381
See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Description of Business
Polymer Group, Inc. (“Polymer” or “PGI”), a Delaware corporation, and its consolidated subsidiaries (the “Company”) is a leading global innovator and manufacturer of specialty materials for use in a broad range of products that make the world safer, cleaner and healthier. The Company has one of the largest global platforms in the industry, with a total of 22 manufacturing and converting facilities located in 14 countries throughout the world. The Company operates through four reportable segments: North America, South America, Europe and Asia, with the main sources of revenue being the sales of primary and intermediate products to consumer and industrial markets.
Note 2.  Basis of Presentation
The accompanying consolidated financial statements reflect the consolidated operations of the Company and have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) as defined by the Financial Accounting Standards Board (“FASB”) within the FASB Accounting Standards Codification (“ASC”). In the opinion of management, the accompanying consolidated financial statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the consolidated results for the periods presented. Certain reclassifications of amounts reported in prior periods have been made to conform with the current year presentation.
On January 28, 2011, pursuant to an Agreement and Plan of Merger, dated as of October 4, 2010, the Company was acquired by affiliates of the Blackstone Group (“Blackstone”), along with certain members of the Company's management (the "Merger"), for an aggregate purchase price valued at $403.5 million. As a result, the Company became a privately-held company. Under the guidance provided by the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Topic 5J, “New Basis of Accounting Required in Certain Circumstances,” push-down accounting is required when such transactions result in an entity becoming substantially wholly-owned. Therefore, the basis in shares of common stock of the Company has been pushed down to the Company from PGI Specialty Materials, Inc., a Delaware corporation ("Holdings") that owns 100% of the issued and outstanding common stock of Scorpio Acquisition Corporation, a Delaware corporation ("Parent") that owns 100% of the issued and outstanding common stock of the Company.
Prior to 2014, the Company's fiscal year was based on a 52 week period ending on the Saturday closest to each December 31. As a result, the fiscal years ended December 28, 2013 and December 29, 2012 each contain operating results for 52 weeks, respectively. On December 11, 2014, the Board of Directors of the Company approved a change in the Company's fiscal year end to a calendar year ending on December 31, effective beginning with the fiscal year 2014. The change has been made on a prospective basis and prior periods have not been adjusted. Since the change in the Company's year-end commenced within seven days of the month end last reported, and the new fiscal year commenced with the end of the old fiscal year, the change is not deemed a change in fiscal year for purposes of reporting subject to Rule 13a-10 or 15d-10. As a result, a transition report is not required to be filed in this Form 10-K.
In light of the recent acquisition of Companhia Providência Indústria e Comércio, a Brazilian corporation ("Providência"), the Company realigned its internal reporting structure during the third quarter of 2014 to more closely reflect its new organizational structure and business focus. The Company's reportable segments are as follows: North America, South America, Europe and Asia. The operations previously reported in the Oriented Polymers segment are now included within the North America segment, along with the operations in the United States and Mexico. The South America segment includes the Providência operations in Brazil in addition to our previously existing operations in Colombia and Argentina. The Europe and Asia segments remain unchanged. Prior year information has been updated to conform to the current year presentation.
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
Allowance for Doubtful Accounts
The allowance for doubtful accounts represents the best estimate of probable loss inherent within the Company's accounts receivable balance. Estimates are based upon both the creditworthiness of specific customers and the overall probability of losses based upon an analysis of the overall aging of receivables as well as past collection trends and general economic conditions. As of December 31, 2014 and December 28, 2013, the allowance for doubtful accounts was $2.9 million and $0.8 million, respectively.
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

Range of Useful Lives
Building and improvements	10 to 31 years
Machinery and equipment	3 to 15 years
Other	3 to 7 years
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
Pursuant to ASC 360, "Property, Plant and Equipment" ("ASC 360"), the Company assesses the recoverability of the carrying value of its property and equipment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to the future net undiscounted cash flows expected to be generated by the asset. If the undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized for the amount by which the carrying value of the asset exceeds the fair value of the assets.
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

Weighted-Average Useful Lives
Technology	13 years
Customer relationships	16 years
Patents	6 years
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
Shipping and Handling Fees and Costs
Pursuant to ASC 605, "Revenue Recognition" ("ASC 605"), the Company determined that shipping fees shall be reported on a gross basis. As a result, all amounts billed to a customer in a sale transaction related to shipping and handling fees represent revenues earned for the goods provided and therefore recorded within Net sales in the Consolidated Statement of Operations. Shipping and handling costs include expenses incurred to store, move, and prepare products for shipment. The Company classifies these costs as Selling, general and administrative expenses within the Consolidated Statement of Operations, and includes a portion of internal costs such as salaries and overhead related to these activities. For the fiscal years ended December 31, 2014, December 28, 2013 and December 29, 2012, the Company incurred $66.6 million, $38.5 million and $33.8 million related to these costs, respectively.
Research and Development Costs
The Company conducts research and development activities for the purpose of developing and improving new products and services. These costs are expensed when incurred and included in Selling, general and administrative expenses in the Consolidated Statement of Operations. For the fiscal years ended December 31, 2014, December 28, 2013 and December 29, 2012, these expenditures amounted to $18.1 million and $11.8 million and $12.5 million, respectively.
Employee Benefit Plans
The Company provides a range of benefits, including pensions and postretirement benefits to eligible current and former employees. Determining the cost associated with such benefits is dependent on various actuarial assumptions, including discount rates, expected return on plan assets, compensation increases, employee mortality, turnover rates, and healthcare cost trend rates. Actuaries perform the required calculations to determine expense in accordance with GAAP. Actual results may differ from the actuarial assumptions and are generally accumulated into Accumulated other comprehensive income (loss) and amortized into earnings over future periods. The Company reviews its actuarial assumptions at each measurement date and makes modifications to the assumptions based on current rates and trends, if appropriate.
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
Recent Accounting Standards
In January 2015, the FASB issued Accounting Standard Update ("ASU") No. 2015-01, "Income Statement - Extraordinary and Unusual Items" ("ASU 2015-01") which eliminates from GAAP the concept of extraordinary items. Under the new guidance, an event or transaction that meets the criteria for extraordinary classification is segregated from the results of ordinary operations and shown as a separate item in the income statement, net of tax. In addition, certain other related disclosures are required. ASU

2015-01 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect that the adoption of this guidance will have a material effect on its financial results.
In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern” (“ASU 2014-15”). The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Substantial doubt is defined as an indication that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that financial statements are issued. Management’s evaluation should be based on relevant conditions or events, considered in the aggregate, that are known and reasonably knowable at the date that the financial statements are issued. ASU 2014-15 is effective prospectively for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company does not expect that the adoption of this guidance will have a material effect on its financial results.
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
In April 2014, the FASB issued ASU No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08"), which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or a group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. In addition, ASU 2014-08 enhances disclosures for reporting discontinued operations. ASU 2014-08 is effective prospectively for reporting periods beginning after December 15, 2014, with early adoption permitted. The Company adopted this accounting pronouncement effective January 1, 2015. The adoption of this guidance did not have a significant impact on the Company's financial results.
In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"), which requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective prospectively for reporting periods beginning after December 15, 2013, with retroactive application permitted. The Company adopted this accounting pronouncement effective December 29, 2013. The adoption of this guidance did not have a significant impact on the Company's financial results.
Note 4. Acquisitions
Providência Acquisition
On January 27, 2014, the Company announced that PGI Polímeros do Brazil, a Brazilian corporation and wholly-owned subsidiary of the Company ("PGI Acquisition Company"), entered into a Stock Purchase Agreement with Providência and certain shareholders named therein. Pursuant to the terms and subject to the conditions of the Stock Purchase Agreement, PGI Acquisition Company agreed to acquire a 71.25% controlling interest in Providência (the “Providência Acquisition”). Providência is a leading manufacturer of spunmelt nonwoven products primarily used in hygiene applications as well as industrial and healthcare applications. Based in Brazil, Providência has three locations, including one in the United States.
The Providência Acquisition was completed on June 11, 2014 (the "Providência Acquisition Date") for an aggregate purchase price of $424.8 million and funded with the proceeds from borrowings under an incremental term loan amendment to the Company's existing Senior Secured Credit Agreement as well as the proceeds from the issuance of $210.0 million of 6.875% Senior Unsecured Notes due in 2019.
The components of the purchase price are as follows:

In thousands	Consideration
Cash consideration paid to selling stockholders	$188,117
Cash consideration deposited into escrow	8,252
Deferred consideration	47,931
Debt repaid	180,532
Total consideration	$424,832
Total consideration paid included $47.9 million of deferred purchase price (the "Deferred Consideration"). The Deferred Consideration is denominated in Brazilian Reais (R$) and accretes at a rate of 9.5% per annum compounded daily. Depending on the resolutions of certain existing and potential tax claims (the "Providência Tax Claims"), the Deferred Consideration will be paid to the selling stockholders. If the Company or Providência incur actual tax liability in respect to the Providência Tax Claims, the amount of Deferred Consideration owed to the selling shareholders will be reduced by the amount of such actual tax liability. The Company will be responsible for any actual tax liability in excess of the Deferred Consideration and the cash consideration deposited into escrow. Based on the Company's best estimate, resolution and payment of the existing and potential tax claims is anticipated in 2016 or later. As a result, the Deferred Consideration is classified as a noncurrent liability with accretion recognized within Interest expense.
As required by Brazilian law, PGI Acquisition Company filed a mandatory tender offer registration request with the Securities Commission of Brazil (Comissão de Valores Mobiliários or the “CVM”) in order to launch as required by Brazilian law, after the CVM's approval, a tender offer to acquire the remaining 28.75% of the outstanding capital stock of Providência that is currently held by the minority shareholders (the “Mandatory Tender Offer”). The price per share to be paid to the minority shareholders in connection with the Mandatory Tender Offer will be substantially the same as paid to the selling shareholders up acquisition of control, including the portion allocated to deferred consideration and escrow. In addition, the Company voluntarily opted to amend the Mandatory Tender Offer to provide the minority shareholders with an alternative price structure with no escrow or deferred purchase price. Based on the alternative offer, the minority shareholders would receive an all-cash purchase price at closing. The Mandatory Tender Offer registration request is currently under review with the CVM. Once the Mandatory Tender Offer is approved and launched, the minority shareholders have the right, but not the obligation, to sell their remaining outstanding capital stock of Providência. Given such right of the minority shareholders, the Company determined that ASC 480, "Distinguishing Liabilities from Equity" ("ASC 480") requires the noncontrolling interest to be presented as mezzanine equity on the Consolidated Balance Sheets and adjusted to its estimated maximum redemption amount at each balance sheet date. Refer to Note 17, "Redeemable Noncontrolling Interest" for further information on the accounting of the redeemable noncontrolling interest.
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
During the third quarter of 2014, the Company obtained new information related to the assets acquired and liabilities assumed of Providência. The facts and circumstances existed at the date of acquisition and, if known, would have affected the measurement of the amounts recognized at that date. During the fourth quarter of 2014, the Company updated its fair market value estimates for inventory, property, plant and equipment, intangible assets and redeemable noncontrolling interest. In addition, deferred tax impacts related to these updates were recorded. In accordance with ASC 805, "Business Combinations" ("ASC 805"), measurement period adjustments are not included in current earnings, but recognized as of the date of acquisition with a corresponding adjustment to goodwill resulting from the change in preliminary amounts. As a result, the Company adjusted the preliminary allocation of the purchase price initially recorded at the Providência Acquisition Date to reflect these measurement period adjustments. The estimated fair values of Providência assets acquired, liabilities assumed and resulting goodwill are subject to adjustment as the Company finalizes its fair value analysis. The Company has not completed the detailed valuation work necessary to arrive at the required estimates of the fair value of Providência net assets and the related allocation of purchase price. The Company is still waiting on additional information to finalize the valuation of its acquired intangible assets and property, plant and equipment accounting as well as the accounting for certain tax matters. The Company will complete its final purchase price allocation during the second quarter of 2015.

The preliminary allocation of the purchase price and related measurement period adjustments are as follows:

In thousands	Preliminary June 11, 2014	Measurement Period Adjustments	Adjusted June 11, 2014
Cash	$20,621	$—	$20,621
Accounts receivable	56,976	(4,047)	52,929
Inventory	33,000	1,077	34,077
Other current assets	27,748	4,100	31,848
Total current assets	138,345	1,130	139,475

Property, plant and equipment	400,000	(94,694)	305,306
Goodwill	106,335	27,312	133,647
Intangible assets	4,770	14,230	19,000
Other noncurrent assets	12,288	—	12,288
Total assets acquired	$661,738	$(52,022)	$609,716

Current liabilities	$28,863	$2,742	$31,605
Total debt	74,930	—	74,930
Deferred income taxes	38,373	(42,808)	(4,435)
Other noncurrent liabilities	1,992	—	1,992
Total liabilities assumed	144,158	(40,066)	104,092
Redeemable noncontrolling interest	92,990	(12,198)	80,792
Net assets acquired	$424,590	$242	$424,832
Cash, accounts receivable and current liabilities were stated at their historical carrying values, which approximate fair value, given the short-term nature of these assets and liabilities. The preliminary estimate of fair value for inventories was based on computations which considered many factors including the estimated selling price of the inventory, the cost to dispose of the inventory as well as the replacement cost of the inventory, where applicable. As a result, the Company increased the carrying value of inventory by $4.5 million. The preliminary estimate of fair value for property, plant and equipment was based on management's assessment of the acquired assets condition, as well as an evaluation of the current market value for such assets. In addition, the Company also considered the length of time over which the economic benefit of these assets is expected to be realized and adjusted the useful life of such assets accordingly as of the valuation date. As a result, the Company decreased the carrying value of property, plant and equipment by $16.9 million. The preliminary estimate of fair value of the redeemable noncontrolling interest was based upon management's assessment of the then current market value of the outstanding shares of stock.
The Company recorded an intangible asset, which consisted of a finite-lived customer relationships intangible asset with an estimated fair value of $19.0 million. The valuation was determined using an income approach methodology using the multi-period excess earnings method. The average estimated useful life of the intangible assets is considered to be 15 years, determined based upon various accounting studies, historical acquisition experience, economic factors and future cash flows.
The excess of the purchase price over the preliminary amounts allocated to specific assets and liabilities is included in goodwill which has been allocated on a preliminary basis to the North America and South America segments. The goodwill associated with the Providência Acquisition is not expected to be deductible for tax purposes. The premium in the purchase price paid by the Company for the acquisition of Providência broadens our scale and further solidifies the Company's position as the largest manufacturer of nonwovens in the world. The Company anticipates that the broad base of clients associated with the acquisition of Providência will enhance the Company's position in hygiene products and markets as well as strengthen our position in the Americas. In the short-term, the Company anticipates realizing operational and cost synergies at Providência that include purchasing optimization due to larger volumes, reduced manufacturing costs and lower general and administrative costs.

Acquisition related costs are as follows:

In thousands	Amount
Loan acquisition costs	$21,297
Transaction expenses	18,552
Total	$39,849
Capitalized loan acquisition costs related to the Providência Acquisition of $10.6 million were recorded within Intangible assets, net in the Consolidated Balance Sheets and are amortized over the term of the loan to which such costs relate. The remainder, $10.7 million, was expensed as incurred during the second quarter and included within Debt modification and extinguishment costs in the Consolidated Statements of Operations. These costs related to common lenders included in the incremental term loan amendment to the Company's existing Senior Secured Credit Agreement. In accordance with ASC 805, transaction expenses related to the Providência Acquisition were expensed as incurred within Special charges, net in the Consolidated Statements of Operations.
Fiberweb Acquisition
On September 17, 2013, PGI Acquisition Limited, a wholly-owned subsidiary of the Company, entered into an agreement with Fiberweb Limited (formerly Fiberweb plc)("Fiberweb") containing the terms of a cash offer to purchase 100% of the issued and to be issued ordinary share capital of Fiberweb at a cash price of £1.02 per share (the "Fiberweb Acquisition"). Under the terms of the agreement, Fiberweb would become a wholly-owned subsidiary of the Company. The offer was effected by a court sanctioned scheme of arrangement of Fiberweb under Part 26 of the UK Companies Act 2006 and consummated on November 15, 2013 (the "Fiberweb Acquisition Date"). The aggregate purchase price was valued at $287.8 million and funded on November 27, 2013 with the proceeds of borrowings under a $268.0 million Senior Secured Bridge Credit Agreement and a $50.0 million Senior Unsecured Bridge Credit Agreement (together, the "Bridge Facilities"). The Bridge Facilities were subsequently refinanced, along with transaction expenses, with the proceeds from a $295.0 million Senior Secured Credit Agreement and a $30.7 million equity investment from Blackstone. Fiberweb is one of the largest global manufacturers of specialized technical fabrics with eight production sites in six countries.
The Fiberweb Acquisition was recorded using the acquisition method of accounting in accordance with the accounting guidance for business combinations. As a result, the total purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair market value of such assets and liabilities at the Fiberweb Acquisition Date. Any excess of the purchase price was recognized as goodwill in the North America segment. During the quarter ended September 27, 2014, the Company finalized its valuation of assets acquired and liabilities assumed, which resulted in the necessity to revise the original estimate of fair value. As required by the acquisition method of accounting, the Company retrospectively adjusted the acquisition date balance sheet and the results of operations of the fourth quarter and year ended December 28, 2013 to reflect the following: (1) an increase in the estimated fair value of property, plant and equipment; (2) an increase in the estimated fair value of identifiable intangible assets; (3) an increase in the deferred tax liability related to the increased value of property, plant and equipment and intangible assets; and (4) a decrease in goodwill caused by the net effect of these adjustments.

The recast allocation of the purchase price was as follows:

In thousands	November 15, 2013
Cash	$8,792
Accounts receivable	49,967
Inventory	71,081
Other current assets	29,889
Total current assets	159,729

Property, plant and equipment	187,529
Goodwill	33,699
Intangible assets	85,996
Other noncurrent assets	1,403
Total assets acquired	$468,356

Current liabilities	84,255
Financing obligation	20,300
Total debt	19,391
Deferred income taxes	45,974
Other noncurrent liabilities	9,825
Noncontrolling interest	849
Total liabilities assumed	$180,594
Net assets acquired	$287,762
Cash, accounts receivable and current liabilities were stated at their historical carrying values, which approximate their fair value, given the short-term nature of these assets and liabilities. Inventories were recorded at fair value and was based on computations which considered many factors including the estimated selling price of the inventory, the cost to dispose of the inventory as well as the replacement cost of the inventory, where applicable. As a result, the Company increased the carrying value of inventory by $9.7 million. The estimate of fair value for property, plant and equipment was based on management's assessment of the acquired assets condition, as well as an evaluation of the current market value for such assets. In addition, the Company also considered the length of time over which the economic benefit of these assets is expected to be realized and adjusted the useful life of such assets accordingly as of the valuation date. As a result, the Company increased the carrying value of property, plant and equipment by $24.5 million.
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
The excess of the purchase price over the amounts allocated to specific assets and liabilities is included in goodwill and has been allocated to the North America segment. The goodwill is not deductible for tax purposes. The premium in the purchase price paid by the Company for the acquisition of Fiberweb reflects the establishment of the largest manufacturers of nonwovens in the world. The Company anticipates that the improved diversity associated with the acquisition of Fiberweb will provide a foundation for enhanced access to clients in highly specialized, niche end markets as well as provide complementary solutions and new technologies to address our customer's desire for innovation and customized solutions. In the short-term, the Company anticipates realizing significant operational and cost synergies that include purchasing optimization due to larger volumes, improvement in manufacturing costs and lower general and administrative costs.
Acquisition related costs were as follows:

In thousands	Amount
Loan acquisition costs	$16,102
Transaction expenses	15,783
Total	$31,885
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
Pro Forma Information
The following unaudited pro forma information for the fiscal year ended December 31, 2014 and December 28, 2013 assumes the acquisition of Fiberweb and Providência occurred as of the beginning of 2014 and 2013, respectively.

In thousands	December 31, 2014	December 28, 2013
Net sales	$1,983,751	$1,966,103
Net income (loss)	(226,853)	(78,847)
The unaudited pro forma information does not purport to be indicative of the results that actually would have been achieved had the operations been combined during the periods presented, nor is it intended to be a projection of future results or trends. During 2014, net sales and operating income (loss) attributable to Providência since the Providência Acquisition Date was $194.3 million and a loss of $3.4 million, respectively.
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
Note 5.  Accounts Receivable Factoring Agreements
In the ordinary course of business, the Company may utilize accounts receivable factoring agreements with third-party financial institutions in order to accelerate its cash collections from product sales. In addition, these agreements provide the Company with the ability to limit credit exposure to potential bad debts, to better manage costs related to collections as well as to enable customers to extend their credit terms. These agreements involve the ownership transfer of eligible trade accounts receivable, without recourse or discount, to a third-party financial institution in exchange for cash.
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
The Company has a U.S. based program where certain U.S. based receivables are sold to an unrelated third-party financial institution. Under the current terms of the U.S. agreement, the maximum amount of outstanding advances at any one time is $20.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. In addition, the Company's subsidiaries in Brazil, Colombia, France, Italy, Mexico, Netherlands and Spain have entered into factoring agreements to sell certain receivables to an unrelated third-party financial institutions. Under the terms of the non-U.S. agreements, the maximum amount of outstanding advances at any one time is $84.4 million (measured at December 31, 2014 foreign exchange rates), which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold.
The following is a summary of receivables sold to the third-party financial institutions that existed at the following balance sheet dates:

In thousands	December 31, 2014	December 28, 2013
Trade receivables sold to financial institutions	$92,528	$71,542
Net amounts advanced from financial institutions	78,900	63,667
Amounts due from financial institutions	$13,628	$7,875
The Company sold $657.8 million and $414.0 million of receivables under the terms of the factoring agreements during the fiscal years ended December 31, 2014 and December 28, 2013, respectively. The year-over-year increase in receivables sold is primarily attributable to accounts receivable factoring agreements acquired with both the Fiberweb Acquisition and the Providência Acquisition. In addition, a new agreement that was established in France contributed to the increase. The Company pays a factoring fee associated with the sale of receivables based on the dollar of the receivables sold. Amounts incurred for the Company were $1.6 million, $1.2 million and $1.1 million for the fiscal years ended December 31, 2014, December 28, 2013 and December 29, 2012, respectively. These amounts are recorded within Foreign currency and other, net in the Consolidated Statements of Operations.
Note 6.  Inventories, Net
At December 31, 2014 and December 28, 2013, the major classes of inventory were as follows:

In thousands	December 31, 2014	December 28, 2013
Raw materials and supplies	$58,951	$55,544
Work in process	19,151	19,102
Finished goods	95,599	81,428
Total	$173,701	$156,074
Inventories are stated at the lower of cost, determined on the first-in, first-out ("FIFO") method, or fair market value. The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to net realizable value. Reserve balances, primarily related to obsolete and slow-moving inventories, were $7.8 million and $3.3 million at December 31, 2014 and December 28, 2013, respectively.
As a result of the acquisition of Providência, the Company increased the carrying value of inventory by $4.5 million as of the Providência Acquisition Date in order to adjust to estimated fair value in accordance with the accounting guidance for business combinations. The preliminary change in the fair value of the assets were based on computations which considered many factors including the estimated selling price of the inventory, the cost to dispose of the inventory as well as the replacement cost of the inventory, where applicable. The step-up in inventory value was amortized to Cost of Goods Sold over the period of Providência's normal inventory turns, which approximated one month.
As a result of the acquisition of Fiberweb, the Company increased the carrying value of inventory by $9.7 million as of the Fiberweb Acquisition Date in order to adjust to estimated fair value in accordance with the accounting guidance for business combinations. The change in the fair value of the assets were based on computations which considered many factors including the estimated selling price of the inventory, the cost to dispose of the inventory as well as the replacement cost of the inventory, where applicable. The step-up in inventory value was amortized to Cost of Goods Sold over the period of the Company's normal inventory turns, which approximated two months.
Note 7. Property, Plant and Equipment, Net
The major classes of property, plant and equipment consist of the following:

In thousands	December 31, 2014	December 28, 2013
Land	$54,919	$50,780
Buildings and land improvements	240,515	179,821
Machinery, equipment and other	755,590	569,157
Construction in progress	49,887	28,181
Subtotal	1,100,911	827,939
Less: Accumulated depreciation	(230,681)	(175,159)
Total	$870,230	$652,780
Depreciation expense was $101.8 million, $64.4 million and $58.1 million for the fiscal years ended December 31, 2014, December 28, 2013 and December 29, 2012, respectively.
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
The changes in the carrying amount of goodwill are as follows:

In thousands	North America	South America	Europe	Asia	Total
December 29, 2012	$39,129	$6,851	$—	$34,628	$80,608
Acquisitions	33,699	—	—	—	33,699
Impairment	—	—	—	—	—
Translation	781	—	—	240	1,021
December 28, 2013	$73,609	$6,851	$—	$34,868	$115,328
Acquisitions	5,688	127,959	—	—	133,647
Impairment	—	(6,851)	—	—	(6,851)
Translation	(781)	(20,597)	—	(192)	(21,570)
December 31, 2014	$78,516	$107,362	$—	$34,676	$220,554
As of December 29, 2012, the Company had recorded goodwill of $80.6 million. The balance primarily related to the Merger in which $86.4 million was recorded as goodwill, net of a $7.6 million impairment charge to goodwill in the fourth quarter of 2011 as a result of its annual goodwill impairment test. Other than the amount recorded during 2011, the Company does not have any accumulated impairment losses through December 28, 2013.
On September 15, 2013, PGI Acquisition Limited, a wholly-owned subsidiary of the Company, entered into an agreement with Fiberweb containing the terms of a cash offer to purchase 100% of the issued and to be issued ordinary share capital of Fiberweb. The Acquisition was consummated on November 15, 2013 and funded on November 27, 2013 with the proceeds of the Bridge Facilities. The purchase price has been allocated to assets acquired and liability assumed based on the fair value estimates of such assets and liabilities at the date of acquisition. As a result, the Company recorded $33.7 million as goodwill.
On January 27, 2014, PGI Acquisition Company, a wholly-owned subsidiary of the Company, entered into an agreement with Providência to acquire a 71.25% controlling interest in Providência. The acquisition was consummated on June 11, 2014 and funded with the proceeds from borrowings under an incremental term loan amendment to the Company's existing Senior Secured Credit Agreement as well as the proceeds form the issuance of $210.0 million of 6.875% Senior Unsecured Notes due in 2019. The purchase price has been allocated to assets acquired and liabilities assumed based on the fair value estimates of such assets and liabilities at the date of acquisition. As a result, the Company recorded $133.6 million as goodwill.
In connection with the Providência Acquisition, the Company realigned its internal reporting structure to reflect its new organizational structure and business focus. Per ASC 350, "Goodwill and Other" ("ASC 350"), goodwill is required to be tested for impairment both before and after a reorganization. As a result, the Company performed a qualitative assessment during the third quarter and determined that goodwill was not impaired at any of the reporting units prior to the reorganization. Subsequent to the reorganization, the Company performed an interim goodwill impairment test and determined that the fair value of goodwill at the Argentina/Colombia reporting unit was zero and that all of its goodwill would be impaired. As a result, the Company recorded a non-cash impairment charge of $6.9 million. Refer to Note 13, "Fair Value of Financial Instruments" for further information on the interim goodwill impairment test.
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
The following table sets forth the gross amount and accumulated amortization of the Company's intangible assets at December 31, 2014 and December 28, 2013:

	December 31, 2014			December 28, 2013
In thousands	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Technology	$63,726	$(14,902)	$48,824	$63,705	$(9,359)	$54,346
Customer relationships	76,242	(12,735)	63,507	60,078	(8,404)	51,674
Loan acquisition costs	40,612	(14,447)	26,165	30,067	(7,817)	22,250
Other	7,104	(1,601)	5,503	6,928	(711)	6,217
Tradenames (indefinite-lived)	34,912	—	34,912	34,912	—	34,912
Total	$222,596	$(43,685)	$178,911	$195,690	$(26,291)	$169,399
As of December 31, 2014, the Company had recorded intangible assets of $178.9 million. Included in this amount are loan acquisition costs incurred in association with acquisitions. These expenditures represent the cost of obtaining financings that are capitalized in the Consolidated Balance Sheets and amortized over the term of the loans to which such costs relate.
The following table presents amortization of the Company's intangible assets for the following periods:

In thousands	Fiscal Year Ended December 31, 2014	Fiscal Year Ended December 28, 2013	Fiscal Year Ended December 29, 2012
Intangible assets	$10,801	$7,095	$5,906
Loan acquisition costs	5,698	4,796	2,665
Total	$16,499	$11,891	$8,571
Estimated amortization expense on existing intangible assets for each of the next five years is expected to approximate $15 million in 2015, $16 million in 2016, $16 million in 2017, $16 million in 2018 and $16 million in 2019.

Note 10.  Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

In thousands	December 31, 2014	December 28, 2013
Accounts payable to vendors	$209,527	$209,031
Accrued salaries, wages, incentive compensation and other fringe benefits	42,485	33,889
Accrued interest	19,748	19,063
Other accrued expenses	49,553	45,748
Total	$321,313	$307,731
Note 11.  Debt
The following table presents the Company's outstanding debt at December 31, 2014 and December 28, 2013:

In thousands	December 31, 2014	December 28, 2013
Term Loans	$703,029	$293,545
Senior Secured Notes	504,000	560,000
Senior Unsecured Notes	210,000	—
ABL Facility	—	—
Argentina credit facilities:
Nacion Facility	5,010	8,341
Galicia Facility	2,047	3,082
China Credit Facility	18,920	24,920
Brazil export credit facilities:
Itaú Facility ($)	—	—
Itaú Facility (R$)	18,871	—
Recovery Zone Facility Bonds	—	—
India Loans	2,437	3,216
Capital lease obligations	861	1,092
Total long-term debt including current maturities	1,465,175	894,196
Short-term borrowings	17,665	2,472
Total debt	$1,482,840	$896,668
The fair value of the Company's long-term debt was $1,463.9 million at December 31, 2014 and $933.8 million at December 28, 2013. The fair value of long-term debt is based upon quoted market prices in inactive markets or on available rates for debt with similar terms and maturities (Level 2).
At December 31, 2014, long-term debt maturities are as follows:

In thousands	Amount
2015	$32,011
2016	29,801
2017	7,704
2018	682,994
2019	714,005
2020 and thereafter	—
Total	$1,466,515

Term Loans
On December 19, 2013, the Company entered into a Senior Secured Credit Agreement (the loans thereunder, the "Term Loans") with a maturity date upon the earlier of (i) December 19, 2019 and (ii) the 91st day prior to the scheduled maturity of the Company's 7.75% Senior Secured Notes; provided that on such 91st day, the Company's 7.75% Senior Secured Notes have an outstanding aggregate principal amount in excess of $150.0 million. The Term Loans provide for a commitment by the lenders to make secured term loans in an aggregate amount not to exceed $295.0 million, the proceeds of which were used to partially repay amounts outstanding under the Senior Secured Bridge Credit Agreement and the Senior Unsecured Bridge Credit Agreement (the "Bridge Facilities"). In connection with the refinancing of the Bridge Facilities with the Term Loans, the Company recognized a loss on the extinguishment of debt of $3.3 million during the fourth quarter of 2013. This amount, included within Debt modification and extinguishment costs, represented debt issuance costs that were previously capitalized and required to be written off upon the refinancing.
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
On June 10, 2014, the Company entered into an incremental term loan amendment (the "Incremental Amendment") to the existing Term Loans in which the Company obtained $415.0 million of commitments for incremental term loans from the existing lenders, the terms of which are substantially identical to the terms of the Term Loans. Pursuant to the Incremental Amendment, the Company borrowed $310.0 million, the proceeds of which were used to fund a portion of the consideration paid for the Providência Acquisition. The remaining commitments were used during the third quarter of 2014 to repay existing indebtedness. The terms of the Incremental Amendment are substantially identical to the Term Loans.
The Term Loans are secured (i) together with the Tranche 2 (as defined below) loans, on a first-priority lien basis by substantially all of the Company's assets and the assets of any existing and future subsidiary guarantors (other than collateral securing the ABL Facility on a first-priority basis), including all of the Company's capital stock and the capital stock of each restricted subsidiary (which, in the case of foreign subsidiaries, will be limited to 65% of the capital stock of each first-tier foreign subsidiary) and (ii) on a second-priority basis by the collateral securing the ABL Facility, in each case, subject to certain exceptions and permitted liens. The Company may voluntarily repay outstanding loans at any time without premium or penalty, other than voluntary prepayment of Term Loans in connection with a repricing transaction on or prior to the date that is six months after the closing date of the Incremental Amendment and customary "breakage" costs with respect to LIBOR loans.
The agreement governing the Term Loans, among other restrictions, limit the Company's ability and the ability of the Company's restricted subsidiaries to: (i) incur or guarantee additional debt or issue disqualified stock or preferred stock; (ii) pay dividends and make other distributions on, or redeem or repurchase, capital stock; (iii) make certain investments; (iv) repurchase stock; (v) incur certain liens; (vi) enter into transactions with affiliates; (vii) merge or consolidate; (viii) enter into agreements that restrict the ability of subsidiaries to make dividends or other payments to Polymer Group, Inc,; (ix) designate restricted subsidiaries as unrestricted subsidiaries; and (x) transfer or sell assets. In addition, the Term Loans contain certain customary representations and warranties, affirmative covenants and events of default.
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

Senior Secured Notes
In connection with the Merger, the Company issued $560.0 million of 7.75% Senior Secured Notes due 2019 on January 28, 2011. The Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally on a senior secured basis, by each of the Polymer Group's wholly-owned domestic subsidiaries. Interest on the Senior Secured Notes is paid semi-annually on February 1 and August 1 of each year. On July 23, 2014, the Company redeemed $56.0 million aggregate principal amount of the Senior Secured Notes at a redemption price of 103.0% of the aggregate principal amount plus any accrued and unpaid interest, to, but excluding, July 23, 2014. The redemption amount was funded by proceeds from the Incremental Amendment. Pursuant to ASC 470, "Modifications and Extinguishments" ("ASC 470"), the Company recognized a loss on debt extinguishment of $2.6 million, which included $0.9 million related to unamortized debt issuance costs. As the nature of this transaction related to a non-operating event, the loss on extinguishment is included in Debt modifications and extinguishment costs in the current period.
The indenture governing the Senior Secured Notes limits, subject to certain exceptions, the Company's ability and the ability of its restricted subsidiaries to: (i) incur or guarantee additional debt or issue disqualified stock or preferred stock; (ii) pay dividends and make other distributions on, or redeem or repurchase, capital stock; (iii) make certain investments; (iv) incur certain liens; (v) enter into transactions with affiliates; (vi) merge or consolidate; (vii) enter into agreements that restrict the ability of subsidiaries to make dividends or other payments to Polymer Group, Inc.; (viii) designate restricted subsidiaries as unrestricted subsidiaries; and (ix) transfer or sell assets. It does not limit the activities of the Parent or the amount of additional indebtedness that Parent or its parent entities may incur. In addition, it also provides for specified events of default, which, if any of them occurs, would permit or require the principal of and accrued interest on the Senior Secured Notes to become or to be declared due and payable.
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
Senior Unsecured Notes
In connection with the Providência Acquisition, the Company issued $210.0 million of 6.875% Senior Unsecured Notes due 2019 on June 11, 2014. The Senior Unsecured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by each of the Polymer Group's wholly-owned domestic subsidiaries. Interest on the Senior Unsecured Notes is paid semi-annually on June 1 and December 1 of each year.
The indenture governing the Senior Unsecured Notes limits, subject to certain exceptions, the Company's ability and the ability of its restricted subsidiaries to: (i) incur or guarantee additional debt or issue disqualified stock or preferred stock; (ii) pay dividends and make other distributions on, or redeem or repurchase, capital stock; (iii) make certain investments; (iv) incur certain liens; (v) enter into transactions with affiliates; (vi) merge or consolidate; (vii) enter into agreements that restrict the ability of subsidiaries to make dividends or other payments to Polymer Group, Inc.; (viii) designate restricted subsidiaries as unrestricted subsidiaries; and (iv) transfer or sell assets. It does not limit the activities of Parent or the amount of additional indebtedness that Parent or its parent entities may incur. In addition, it also provides for specified events of default which, if any occurs, would permit or require the principal of and accrued interest on the Senior Unsecured Notes to become or to be declared due and payable.
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
Based on current average excess availability, the borrowings under the ABL Facility will bear interest at a rate per annum equal to, at the Company's option, either (A) British Bankers Association LIBOR Rate (“LIBOR”) (adjusted for statutory reserve requirements) plus a margin of (i) 2.00% in the case of Tranche 1 or (ii) 4.00% in the case of Tranche 2; or (B) the higher of (a) the rate of interest in effect for such day as publicly announced from time to time by Citibank, N.A. as its "prime rate" and (b) the federal funds effective rate plus 0.5% of 1.0% (“ABR”) plus a margin of (x) 1.00% in the case of Tranche 1 or (y) 3.00% in the case of the Tranche 2. As of December 31, 2014, the Company had no outstanding borrowings under the ABL Facility. The borrowing base availability was $62.9 million based on initial advanced rate formulas prior to the completion of the field exam. Outstanding letters of credit in the aggregate amount of $19.3 million left $43.6 million available for additional borrowings. The aforementioned letters of credit were primarily provided to certain administrative service providers and financial institutions. None of these letters of credit had been drawn on as of December 31, 2014.
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
In connection with the Merger, the Company repaid and terminated the Argentine peso-denominated loan. In addition, the U.S. dollar-denominated loan was adjusted to reflect its fair value as of the date of the Merger. As a result, the Company recorded a contra-liability in Long-term debt and will amortize the balance over the remaining life of the facility. At December 31, 2014, the face amount of the outstanding indebtedness under the U.S. dollar-denominated loan was $5.2 million, with a carrying amount of $5.0 million and a weighted average interest rate of 3.13%.
Galicia Facility
On September 27, 2013, the Company's subsidiary in Argentina entered into an arrangement with a banking institution in Argentina in order to partially finance the upgrade of a manufacturing line at its facility located near Buenos Aires, Argentina. The maximum borrowings available under the facility, excluding any interest added to principal, is 20.0 million Argentine pesos (approximately $3.5 million). The three-year term of the agreement began with the date of the first draw down on the facility, which occurred in the third quarter of 2013, with payments required in twenty-five equal monthly installments beginning after one year. Borrowings will bear interest at 15.25%. As of December 31, 2014, the outstanding balance under the facility was $2.0 million. The remainder of the upgrade is expected to be financed by existing cash balances and cash generated from operations.

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
The maximum borrowings available under the facility, excluding any interest added to principal, were $25.0 million. At December 28, 2013, the outstanding balance under the Hygiene Facility was $24.9 million with a weighted-average interest rate of 5.46%. The Company repaid $6.0 million of the principal balance during 2014 using a combination of existing cash balances and cash generated from operations. As a result, the outstanding balance under the Hygiene Facility was $18.9 million at December 31, 2014 with a weighted-average interest rate of 5.43%.
Brazil Export Credit Facilities
As a result of the Providência Acquisition, the Company assumed a U.S. dollar-denominated export credit facility with Itaú Unibanco S.A., pursuant to which Providência borrowed $52.4 million in the third quarter of 2011 for the purpose of financing certain export transactions from Brazil. Borrowings bear interest at 4.85% per annum, payable semi-annually. Principal payments are due in 11 equal installments, beginning in September 2013 and ending at final maturity in September 2018. The facility is secured by interests in the receivables related to the exports financed by the facility.
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
As a result of the Providência Acquisition, the Company assumed a Brazilian real-denominated export credit facility with Itaú Unibanco S.A., pursuant to which Providência borrowed R$50.0 million in the first quarter of 2013 for the purpose of financing certain export transactions from Brazil. Borrowings bear interest at 8.0% per annum, payable quarterly. The facility matures in February 2016 and is unsecured. At December 31, 2014, outstanding borrowings under the facility totaled $18.9 million.
Recovery Zone Facility Bonds
As a result of the Providência Acquisition, the Company assumed a loan agreement in connection with the issuance of a like amount of recovery zone facility bonds by the Iredell County Industrial Facilities and Pollution Control Financing Authority. The proceeds of $9.1 million were used to finance, in part, the construction of a manufacturing facility in Statesville, North Carolina. The borrowings bear interest at a floating rate, which is reset weekly, and are supported by a letter of credit. On July 21, 2014, the Company repaid the aggregate principal amount of indebtedness with a portion of the proceeds from the Incremental Amendment.
India Indebtedness
As a result of the Fiberweb Acquisition, the Company assumed control of Terram Geosynthetics Private Limited, a joint venture located in Mundra, India in which the Company maintains a 65% controlling interest. As part of the net assets acquired, the Company assumed $3.8 million of debt (including short-term borrowings) that was entered into with a banking institution in India. Amounts outstanding primarily relate to a 14.70% term loan, due in 2017, used to purchase fixed assets. Other amounts relate to short-term credit facilities used to finance working capital requirements (included in Short-term borrowings in the Consolidated Balance Sheets). Combined, the outstanding balances totaled $3.1 million at December 31, 2014.
Other Indebtedness
The Company periodically enters into short-term credit facilities in order to finance various liquidity requirements, including insurance premium payments and short-term working capital needs. At December 31, 2014 and December 28, 2013, outstanding amounts related to such facilities were $17.0 million and $0.4 million, respectively. Borrowings under these facilities are included in Short-term borrowings in the Consolidated Balance Sheets.
The Company also has documentary letters of credit not associated with the ABL Facility or the Hygiene Facility. These letters of credit were primarily provided to certain raw material vendors and amounted to $7.8 million and $8.5 million at December 31, 2014 and December 28, 2013, respectively. None of these letters of credit have been drawn upon.

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
The following table presents the fair values of the Company's derivative instruments for the following periods:

	As of December 31, 2014		As of December 28, 2013
In thousands	Notional	Fair Value	Notional	Fair Value
Designated hedges:
Hygiene Euro Contracts	$—	$—	$—	$—
Undesignated hedges:
Providência Contracts	140,623	3,962	—	—
Providência Instruments	20,179	(560)	—	—
Hygiene Euro Contracts	—	—	—	—
Healthcare Euro Contracts	—	—	—	—
Total	$160,802	$3,402	$—	$—
Asset derivatives are recorded within Other current assets and liability derivatives are recorded within Accounts payable and accrued expenses on the Consolidated Balance Sheets.
Providência Contracts
On January 27, 2014, the Company entered into a series of financial instruments with a third-party financial institution used to minimize foreign exchange risk on the future consideration to be paid for the Providência Acquisition and the Mandatory Tender Offer (the "Providência Contracts"). Each contract allows the Company to purchase fixed amounts of Brazilian Reais (R$) in the future at specified U.S. dollar exchange rates, coinciding with either the Providência Acquisition or the Mandatory Tender Offer. The Providência Contracts do not qualify for hedge accounting treatment, and therefore, are considered undesignated hedges. As the nature of this transaction is related to a non-operating notional amount, changes in fair value were recorded in Foreign currency and other, net in the current period.
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
Providência Instruments
As a result of the acquisition of Providência, the Company assumed a variety of derivative instruments used to reduce the exposure to fluctuations in interest rates and foreign currencies. These financial instruments include an interest rate swap, forward foreign exchange contracts and call option contracts (the "Providência Instruments"). The counterparty to each financial instrument is a third-party financial institution. The Providência Instruments do not qualify for hedge accounting treatment, and therefore, are considered undesignated derivatives. As the nature of the foreign exchange contracts and call option contracts relate to operating notional amounts, changes in the fair value are recorded in Other operating, net in the current period. Changes in the fair value of the interest rate swap is recorded in Interest expense in the current period as the nature of the transaction relates to interest on our outstanding third-party debt.
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
The following table represents the amount of (gain) or loss associated with derivative instruments in the Consolidated Statement of Operations:

In thousands	Fiscal Year Ended December 31, 2014	Fiscal Year Ended December 28, 2013	Fiscal Year Ended December 29, 2012
Designated hedges:
Hygiene Euro Contracts	$—	$(449)	$(2,559)
Undesignated hedges:
Providência Contracts	(13,554)	—	—
Providência Instruments	(786)	—	—
Healthcare Euro Contracts	—	—	(147)
Hygiene Euro Contracts	—	(799)	—
Total	$(14,340)	$(1,248)	$(2,706)
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

Recurring Basis
The following tables present the fair value and hierarchy levels for the Company's assets and liabilities, which are measured at fair value on a recurring basis as of the following period:

In thousands	Level 1	Level 2	Level 3	December 31, 2014
Assets				(1)
Providência Contracts	$—	$3,962	$—	$3,962

Liabilities
Providência Instruments	—	(560)	—	(560)
(1) At December 28, 2013, the Company did not have any financial assets or liabilities required to be measured at fair value.
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

The fair values of cash and cash equivalents, accounts receivable, inventories, short-term borrowings and accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of these instruments. The methodologies used by the Company to determine the fair value of its financial assets and liabilities at December 31, 2014 are the same as those used at December 28, 2013. As a result, there have been no transfers between Level 1 and Level 2 categories.
In order to value the Providência Contracts, quantitative models that utilize multiple market inputs (including interest rates, prices and indices to generate continuous yield or pricing curves and volatility factors) are utilized. Prior to the consummation of the Providência Acquisition, management considered the probability of the Providência Acquisition being finalized as a component of the valuation. As a result, the Company considered the fair value of the Providência Contracts a Level 3 fair value determination. Subsequent to the Providência Acquisition and after the settlement of the primary financial instrument included in the Providência Contracts, management no longer is required to consider the probability of the Providência Acquisition being finalized as a component of the valuation. Therefore, the fair value of the remaining Providência Contracts are considered a Level 2 fair value determination.
Non-Recurring Basis
In light of the recent acquisition of Providência, the Company realigned its internal reporting structure during the third quarter of 2014, whereby the former Americas Nonwovens segment was divided into North America and South America segments. As a result of the realignment of the Company's segments, some of the reporting units changed. When reporting units are changed, ASC 350 requires that goodwill be tested for impairment both before and after the reorganization. Therefore, the Company performed an interim goodwill impairment test and determined that goodwill was not impaired at any of the reporting units prior to the reorganization. Subsequent to the reorganization and reallocation of goodwill, the Company performed an interim goodwill impairment test on the North America and Argentina/Colombia reporting units, using a two-step impairment test to determine if the allocated goodwill is recoverable. The first step compares the carrying amount of the reporting unit to its estimated fair value. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. To the extent that the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed, wherein the reporting unit’s carrying value of goodwill is compared to the implied fair value of goodwill. To the extent that the carrying value exceeds the implied fair value, impairment exists and must be recognized.
The estimated fair values of the reporting units were determined using a discounted cash flow (income approach) valuation methodology. Key assumptions regarding estimated cash flows include profit margins, long-term forecasts, discount rates, terminal growth rates and the estimated fair value of certain assets and liabilities. The Company made various assumptions when completing step one and step two of the analysis, which were consistent with our previous annual impairment test. Based on this analysis, the Company determined that subsequent to the reorganization the North American reporting unit passed step one. However, the Argentina/Colombia reporting unit failed the step one impairment calculation and it was necessary to proceed to step two. In step two, the fair value calculated in step one is used to apply the fair value to the assets and liabilities of the reporting unit based on a hypothetical purchase price allocation. The implied fair value of goodwill is determined in the allocation process and compared to the book value of goodwill. Based on this analysis, the Company determined the fair value of goodwill allocated to the Argentina/Colombia reporting unit to be zero and that all of its allocated goodwill would be impaired. As a result, the Company recorded a non-cash impairment charge of $6.9 million. The amount is considered a non-recurring Level 3 fair value determination.
The Company reviews long-lived assets for impairment whenever changes in events or circumstances indicate that the carrying value of an asset may not be recoverable. As a result of the realignment, the Company performed an interim impairment test in accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), which requires a long-lived asset (asset group) to be tested for recoverability by comparing the net carrying value of the asset or asset group to the undiscounted net cash flows to be generated from the use and eventual disposition of that asset (asset group). Based on this analysis, the Company determined that the undiscounted net cash flows were greater than the net carrying value of the asset group and therefore no impairment existed.
At December 28, 2013, the Company did not have any financial assets or liabilities required to be measured at fair value on a recurring basis. However, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In the fourth quarter of 2013, the Company performed an impairment test on long-lived assets in Argentina. The Company determined the fair value of the long-lived assets to be $14.4 million. As a result, the Company recorded an impairment charge of $2.2 million. Personal property was valued using the cost and market approaches, and the cost approach for construction in progress. Land was valued using a combination of the cost, income and sales comparison approaches. Key assumptions included market rent rates ($5 per square foot), management fees (5%) and an overall capitalization rate (12%). The amount is considered a non-recurring Level 3 fair value determination.
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

The following table details information regarding the Company's pension plans:

In thousands	U.S. Pension Plans		Non-U.S. Pension Plans
	Fiscal Year Ended December 31, 2014	Fiscal Year Ended December 28, 2013	Fiscal Year Ended December 31, 2014	Fiscal Year Ended December 28, 2013
Pension Plans
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$(98,320)	$(16,309)	$(138,304)	$(131,580)
Service costs	(322)	(4)	(2,995)	(3,398)
Interest costs	(4,416)	(1,067)	(5,356)	(4,980)
Participant contributions	—	—	(171)	(170)
Acquisition / transfers	—	(84,932)	(2,594)	(1,602)
Plan amendments	—	—	—	622
Actuarial gain / (loss)	(18,229)	2,670	(39,661)	2,273
Settlements / curtailments	—	—	204	—
Benefit payments	6,261	1,322	4,959	4,917
Currency translation	—	—	20,768	(4,386)
Benefit obligation at end of year	$(115,026)	$(98,320)	$(163,150)	$(138,304)
Change in Plan Assets:
Fair value at beginning of year	$98,822	$12,172	$144,331	$139,064
Actual return on plan assets	10,776	2,270	41,160	(877)
Employer and participant contributions	721	721	4,938	4,788
Acquisition / transfers	—	84,981	—	1,203
Settlements / curtailments	—	—	(204)	(263)
Benefit payments	(6,261)	(1,322)	(4,959)	(4,618)
Currency translation	—	—	(21,103)	5,034
Fair value at end of year	$104,058	$98,822	$164,163	$144,331
Funded (unfunded) status	$(10,968)	$502	$1,013	$6,027
Amounts included in the balance sheet:
Current assets	$—	$—	$—	$—
Other noncurrent assets	—	—	10,018	12,133
Accounts payable and accrued liabilities	—	—	(1,217)	(346)
Other noncurrent liabilities	(10,968)	502	(7,788)	(5,760)
Net amount recognized	$(10,968)	$502	$1,013	$6,027
Weighted average assumptions used:
Return on plan assets	5.9 - 7.0%	5.9 - 7.0%	3.0 - 5.5%	3.0 - 5.5%
Discount rate	3.7 - 4.0%	4.6%	1.7 - 8.0%	3.4 - 8.0%
Salary and wage escalation rate	N/A	N/A	2.0 - 4.5%	2.8 - 4.5%
The Company has plans whose fair value of plan assets exceeds the benefit obligation. In addition, the Company also has plans whose benefit obligation exceeds the fair value of plan assets. The total amount of prepaid benefit cost included in the net prepaid (accrued) benefit cost recognized for all pension plans approximates $(10.0) million and $6.5 million at December 31, 2014 and December 28, 2013, respectively. The accumulated benefit obligation was $275.0 million and $232.2 million at December 31, 2014 and December 28, 2013, respectively.

The following table summarizes the pretax amounts recorded in Accumulated other comprehensive income (loss) for the Company’s pension plans as of December 31, 2014 and December 28, 2013:

In thousands	U.S. Pension Plans		Non-U.S. Pension Plans
	December 31, 2014	December 28, 2013	December 31, 2014	December 28, 2013
Transition net asset	$—	$—	$—	$—
Net actuarial (gain) loss	14,454	1,174	15,932	12,583
Prior service cost	—	—	(525)	—
Net amounts recognized	$14,454	$1,174	$15,407	$12,583
The components of the Company's pension related costs for the following periods are as follows:

	U.S. Pension Plans			Non-U.S. Pension Plans
In thousands, except percentage data	Fiscal Year Ended December 31, 2014	Fiscal Year Ended December 28, 2013	Fiscal Year Ended December 29, 2012	Fiscal Year Ended December 31, 2014	Fiscal Year Ended December 28, 2013	Fiscal Year Ended December 29, 2012
Pension Benefit Plans
Components of net periodic benefit cost:
Service cost	$322	$4	$—	$2,995	$3,398	$2,002
Interest cost	4,416	1,067	620	5,356	4,980	5,032
Return on plan assets	(5,829)	(1,679)	(899)	(6,487)	(6,574)	(5,462)
Curtailment / settlement (gain) loss	—	—	—	61	—	792
Net amortization of:
Transition costs and other	3	253	181	1	95	(238)
Net periodic benefit cost	$(1,088)	$(355)	$(98)	$1,926	$1,899	$2,126
Weighted average assumptions used:
Return on plan assets	5.9 - 7.0%	5.9 - 7.0%	8.0%	3.0 - 5.5%	3.0 - 5.5%	1.5 - 6.0%
Discount rate	4.6%	4.6%	3.8%	3.2 - 8.0%	3.4 - 8.0%	3.7 - 7.0%
Salary and wage escalation rate	N/A	N/A	N/A	1.0 - 4.5%	2.8 - 4.5%	2.0 - 4.5%
During the fourth quarter of 2012, the Company completed the liquidation of two pension plans related to its former Dominion Textile, Inc. business in Canada. All pension benefits legally owed to plan participants were fully paid from plan assets by the end 2012. Excess plan assets left in the trust after all participants were paid was $0.3 million and is reported within Other current assets in the Company's Consolidated Balance Sheet at December 29, 2012. The surplus was received by the Company in the first quarter of 2013. As a result of the liquidation of these plans, the Company recognized a settlement loss of $0.8 million within Special charges, net in the Company's Consolidated Statement of Operations during the fiscal year ended December 29, 2012.
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
The Company’s practice is to fund amounts for its qualified pension plans at least sufficient to meet the minimum requirements set forth in applicable employee benefit laws and local tax laws. In addition, the Company manages these plans to ensure that all present and future benefit obligations are met as they come due. During 2015, employer contributions are expected to approximate $3.7 million. As well, the Company expects to recognize amortization of actuarial gains/losses as components of net periodic benefit cost of $0.4 million.
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
The plans’ weighted-average asset allocations by asset category are as follows:

	December 31, 2014	December 28, 2013
Cash	6%	12%
Equity Securities	27%	30%
Fixed Income Securities	67%	58%
Total	100%	100%
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
The fair value of the Company's pension plan assets at December 31, 2014 by asset category is as follows:

In thousands	Total	Level 1	Level 2	Level 3
Cash	$3,904	$1,979	$1,925	$—
Equity securities:
U.S. equities (a)	17,191	11,269	5,922	—
Foreign equities (b)	12,190	5,413	6,777	—
Global equity funds (c)	42,829	13,017	29,812	—
Emerging markets (d)	749	749	—	—
Total equity securities	72,959	30,448	42,511	—
Fixed income securities:
U.S. fixed income funds (e)	68,036	1,939	66,097	—
Foreign fixed income funds (f)	120,299	—	120,299	—
Total fixed income securities	188,335	1,939	186,396	—
Insurance funds	3,023	—	—	3,023
Total	$268,221	$34,366	$230,832	$3,023

(a)	This category consists of commingled and registered mutual funds that focus on equity securities of U.S companies. It includes both indexed and actively managed funds.

(b)	This category consists of commingled and registered mutual funds that focus on equity securities of companies outside of the U.S. It includes both indexed and actively managed funds.

(c)	This category consists of commingled and registered mutual funds that invest in equity securities of both U.S. and foreign companies. It includes actively managed funds

(d)	This category consists of commingled and registered mutual funds that invest in equity securities of companies in emerging market economies. It includes actively managed funds.

(e)	This category consists of actively managed funds that invest in investment-grade bonds of U.S. issuers from diverse industries and U.S. government bonds and treasury notes.

(f)	This category consists of funds that invest in investment-grade bonds of foreign companies and Euro region government bonds.

The fair value of the Company's pension plan assets at December 28, 2013 by asset category is as follows:

In thousands	Total	Level 1	Level 2	Level 3
Cash	$28,671	$27,803	$868	$—
Equity securities:
U.S. equities (a)	16,566	11,023	5,543	—
Foreign equities (b)	16,233	4,993	11,240	—
Global equity funds (c)	37,697	13,489	24,208	—
Emerging markets (d)	2,423	1,083	1,340	—
Total equity securities	72,919	30,588	42,331	—
Fixed income securities:
U.S. fixed income funds (e)	43,069	11,030	27,332	4,707
Foreign fixed income funds (f)	97,264	—	97,264	—
Total fixed income securities	140,333	11,030	124,596	4,707
Insurance funds	1,230	$—	$—	$1,230
Total	$243,153	$69,421	$167,795	$5,937

(a)	This category consists of commingled and registered mutual funds that focus on equity securities of U.S companies. It includes both indexed and actively managed funds.

(b)	This category consists of commingled and registered mutual funds that focus on equity securities of companies outside of the U.S. It includes both indexed and actively managed funds.

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

The following table details information regarding the Company's postretirement plans:

In thousands	U.S. Postretirement Plans		Non-U.S. Postretirement Plans
	Fiscal Year Ended December 31, 2014	Fiscal Year Ended December 28, 2013	Fiscal Year Ended December 31, 2014	Fiscal Year Ended December 28, 2013
Postretirement Benefit Plans
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$(2,034)	$—	$(5,511)	$(4,864)
Additional benefit obligations	—	—	—	—
Service costs	—	—	(7)	(59)
Interest costs	(89)	(11)	(146)	(187)
Acquisition / transfers	—	(2,030)	1,834	(1,419)
Actuarial gain / (loss)	17	7	(237)	305
Settlements / curtailments	—	—	—	182
Benefit payments	25	—	314	381
Currency translation	—	—	321	150
Benefit obligation at end of year	$(2,081)	$(2,034)	$(3,432)	$(5,511)
Change in Plan Assets:
Fair value at beginning of year	$—	$—	$—	$—
Actual return on plan assets	—	—	—	—
Employer and participant contributions	25	—	314	381
Benefit payments	(25)	—	(314)	(381)
Currency translation	—	—	—	—
Fair value at end of year	$—	$—	$—	$—
Funded status	$(2,081)	$(2,034)	$(3,432)	$(5,511)
Amounts included in the balance sheet:
Other noncurrent assets	$—	$—	$—	$—
Accounts payable and accrued liabilities	(97)	(119)	(297)	(492)
Other noncurrent liabilities	(1,984)	(1,915)	(3,135)	(5,019)
Net amount recognized	$(2,081)	$(2,034)	$(3,432)	$(5,511)
Weighted average assumptions used:
Return on plan assets	N/A	N/A	N/A	N/A
Discount rate	3.7%	4.6%	3.2 - 3.7%	4.1 - 4.8%
Salary and wage escalation rate	N/A	N/A	2.5%	3.0%
The following table summarizes the pretax amounts recorded in Accumulated other comprehensive income (loss) for the Company’s postretirement benefit plans as of December 31, 2014 and December 28, 2013:

In thousands	U.S. Postretirement Plans		Non-U.S. Postretirement Plans
	December 31, 2014	December 28, 2013	December 31, 2014	December 28, 2013
Transition net asset	$—	$—	$—	$—
Net actuarial (gain) loss	(23)	(7)	122	(12)
Prior service cost	—	—	—	—
Net amounts recognized	$(23)	$(7)	$122	$(12)

The components of the Company's postretirement related costs for the following periods are as follows:

	U.S. Postretirement Plans			Non-U.S. Postretirement Plans
In thousands, except percentage data	Fiscal Year Ended December 31, 2014	Fiscal Year Ended December 28, 2013	Fiscal Year Ended December 29, 2012	Fiscal Year Ended December 31, 2014	Fiscal Year Ended December 28, 2013	Fiscal Year Ended December 29, 2012
Postretirement Benefit Plans
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$7	$59	$69
Interest cost	89	11	—	146	187	218
Curtailment / settlement (gain) loss	—	—	—	—	114	186
Net amortization of:
Transition costs and other	—	—	—	—	35	26
Net periodic benefit cost	$89	$11	$—	$153	$395	$499
Weighted average assumptions used:
Discount rate	4.6%	4.6%	N/A	4.1 - 4.8%	4.1 - 4.8%	3.5 - 7.0%
Salary and wage escalation rate	N/A	N/A	N/A	3.0%	3.0%	3.0 - 4.5%
Assumed health care cost trend rates
The health care cost trend rate assumptions for the Company provided health care benefits for retirees in Canada are reflected in the following table. The Company does not provide post-employment health care benefits for retirees in other countries.

	December 31, 2014	December 28, 2013
Weighted average health care cost trend rate assumed for next year	6.22%	6.44%
Rate to which the cost trend is expected to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reached the ultimate trend rate	2028	2028
A one-percentage point increase in the assumed health care cost trend rate would have increased aggregate service and interest cost in 2014 by less than $0.1 million and the accumulated postretirement benefit obligation as of December 31, 2014 by $0.1 million. A one-percentage point decrease in the assumed health care cost trend rate would have decreased aggregate service and interest cost in 2014 by less than $0.1 million and the accumulated postretirement benefit obligation as of December 31, 2014 by $0.1 million.
Expected Benefit Payments
The following table reflects the total benefits projected to be paid from the pension plans or from the Company’s general assets, under the current actuarial assumptions used for the calculation of the projected benefit obligations. Therefore, actual payments may differ from projected benefit payments. The expected level of payments to, or on the behalf of, participants is as follows:

In thousands	Pension	Postretirement
2015	$10,833	$393
2016	10,526	385
2017	10,898	377
2018	11,316	370
2019	11,619	363
2020 to 2024	65,189	1,715
Defined Contribution Plans
The Company sponsors several defined contribution plans through its domestic subsidiaries covering employees who meet certain service requirements. The Company makes contributions to the plans based upon a percentage of the employees’ contribution in the case of its 401(k) plans or upon a percentage of the employees’ salary or hourly wages in the case of its noncontributory money purchase plans. The cost of the plans was $4.2 million, $2.7 million and $2.5 million for fiscal 2014, 2013 and 2012, respectively.

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
In January 2011, Holdings adopted an Incentive Stock Plan (the “2011 Plan”), pursuant to which Holdings will grant equity-based awards to selected employees and directors of the Company. The 2011 Plan, which included time-vesting, performance-vesting and exit-vesting options as well as restricted stock units, provides that 32,622 shares of common stock of Holdings are available for grant. At December 31, 2014, the indirect parent has 6,901 shares available for future incentive awards.
During 2013, the Holdings' board of directors reviewed the historical and projected financial performance of the Company in regard to the satisfaction of the performance-vesting options and exit-vesting options. Under the then-current vesting conditions, a performance-based option would become vested if certain free cash flow targets were achieved in either a given fiscal year or based on cumulative targets over multiple fiscal years. As none of these targets had been achieved since the date of grant and, based on recent performance, were not expected to be satisfied in the next several years, the Company decided to commence an offer to all eligible option holders to modify the terms of all performance-vesting and exit-vesting options. All of the eligible option holders elected to participate. As a result, on August 30, 2013, the vesting terms for all performance-vesting options were modified to vest on terms similar to the existing exit-vesting options. In addition, the required annual rate of return for both the existing modified performance-vesting options and the exit-vesting options was reduced from 20% to 15%. Per ASC 718, the change in vesting conditions was treated as a Type IV modification whereby the expectation about whether the vesting condition will be satisfied remains the same. The Company does not consider the vesting of these options probable and therefore, no additional compensation expense was recognized.
On June 17, 2013, Veronica Hagen and the Company entered into a Retirement Agreement (the "Retirement Agreement") whereby she retired from the position of President and Chief Executive Officer effective June 19, 2013 and retired from the Company on August 31, 2013. Per the terms of the Retirement Agreement, the Company modified her equity-based awards in that certain time-vesting and exit-vesting awards became fully vested, with all remaining awards forfeited. Per ASC 718, the change in vesting conditions of the time-vesting options was treated as a Type III modification whereby the original equity awards are considered forfeited and new, fully vested awards are granted. The change in vesting conditions of the exit-vesting options was treated as a Type IV modification whereby the expectation about whether the vesting condition will be satisfied remains the same. On June 18, 2013, the Company announced the appointment of J. Joel Hackney Jr. as President and Chief Executive Officer, effective June 19, 2013. Per the terms of his employment agreement, Mr. Hackney received 9,000 equity-based awards, which included 3,000 restricted stock units.
Since the inception of the 2011 Plan, certain select employees that have been granted equity-based awards are no longer employed by the Company. In certain cases, the Board of Directors have agreed to modify the terms of option awards to provide that all unexercised time-vesting options that were vested upon their departure date will remain exercisable until the earlier of (1) the expiration date of the options or (2) such earlier date that the individual breaches any restrictive covenant. All other time-vesting and exit-vesting options that were not vested were immediately forfeited. Per ASC 718, the change in vesting conditions of the time-vesting options were treated as a Type III modification whereby the original equity awards are considered forfeited and new, fully vested awards are granted. The change in vesting conditions of the exit-vesting options was treated as a Type IV modification whereby the expectation about whether the vesting condition will be satisfied remains the same.
Stock Options
Options granted under the 2011 Plan expire on the tenth anniversary date of the date of grant and vest based on the type of option granted. Time-vesting options vest based upon the passage of time in equal installments at the respective anniversaries of the date of grant. Modified performance-vesting options and exit-vesting options vest on the date, if any, when Blackstone receives cash proceeds in excess of 2.0 times its investment in the Company's equity securities (performance condition) and such cash proceeds result in an annual internal rate of return of at least 15% on its cumulative invested capital in the securities of the Company (market condition). All options are subject to continued employment with the Company.

Changes in options outstanding under the 2011 Plan are as follows:

	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Estimated Contractual Life
Outstanding - December 31, 2011	16,857	$—
Granted	4,582	1,000
Canceled / Forfeited	(979)	1,000
Exercised	—	—
Outstanding - December 29, 2012	20,460	1,000
Granted	6,817	1,000
Canceled / Forfeited	(3,882)	1,000
Exercised	—	—
Outstanding - December 28, 2013	23,395	1,000
Granted	3,761	1,000
Canceled / Forfeited	(4,435)	1,000
Exercised	—	—
Outstanding - December 31, 2014	22,721	$1,000	$—	7.57
Exercisable - December 31, 2014	4,416	$1,000	$—	6.75
The fair value of each time-vesting award is expensed on a straight-line basis over the requisite service period, which is generally the three or five year vesting period of the options. However, for options granted with performance target and market requirements, compensation expense would be recognized when it is probable that the performance target will be achieved and the requisite service period was satisfied. Compensation expense is not recognized for modified performance-vesting options and exit-vesting options as the performance condition is not considered probable. As of December 31, 2014, unrecognized compensation expense related to non-vested time-vesting stock options granted under the 2011 Plan totaled $1.5 million.
The weighted-average fair value of time-vesting stock options granted during fiscal 2014 and 2013 was $509.280 and $568.420, respectively, using the Black-Scholes option pricing model. The following weighted-average assumptions are as follows:

	Fiscal 2014	Fiscal 2013
Risk-free interest rate	1.74%	1.55%
Dividend yield	—%	—%
Expected life	5.8 years	6.4 years
Volatility	54.10%	59.00%
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

Changes in restricted stock units outstanding under the 2011 Plan are as follows:

	Number of Shares	Grant Date Fair Value
Outstanding - December 29, 2012	—	$—
Granted	3,000	1,000
Canceled / Forfeited	—	—
Exercised	—	—
Outstanding - December 28, 2013	3,000	$1,000
Granted	—	—
Canceled / Forfeited	—	—
Exercised	—	—
Outstanding - December 31, 2014	3,000	$1,000
The fair value of each restricted stock unit is measured as the grant-date price of the common stock which is expensed on a straight-line basis over the three year vesting period. As of December 31, 2014, unrecognized compensation expense related to non-vested restricted stock units granted under the 2011 Plan totaled $1.5 million.
Call Option on Common Stock
Under the 2011 Plan, the Company set forth a management equity subscription agreement whereby certain selected employees of the Company were able to invest in shares of Holding’s common stock. The agreement contains an employer call option clause that states that the Company can repurchase the common stock from the employee prior to the third anniversary of the purchase date. This feature creates an in-substance service period because the employer can repurchase the shares at the original purchase price (or less) if the employee terminates within the specified time period. The employee does not partake in any of the risks or rewards of stock ownership until the end of the three year implied service period. As a result, the cash acquired by the Company for the common stock shares have been recorded as a liability, as they are subject to repayment upon employee termination and compensation cost will be recognized over the implied three-year requisite service period equal to the fair value of the call option. Upon the third anniversary of the purchase date of the common stock, the three-year requisite service period expired and all remaining amounts recorded as a liability were reclassified to equity.
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

In thousands	Fiscal Year Ended December 31, 2014	Fiscal Year Ended December 28, 2013	Fiscal Year Ended December 29, 2012
Stock options	$901	$950	$532
Restricted stock units	1,000	500	—
Employee call option	30	2,443	—
Equity award	—	97	310
Total	$1,931	$3,990	$842

The Company recognizes stock-based compensation expense related to the 2011 Plan over the period of time in which an employee must provide service in exchange for an award (the requisite service period). For time-vesting options, the requisite service period is the vesting period of the particular options granted in which the full fair value of the award in recognized. For amended performance-vesting and exit-vesting options (which contain both a performance and market condition that affects the vesting date), the requisite service period is the date, if any, when Blackstone receives cash proceeds with respect to its investment in the Company's equity securities that meets a specified financial yield. In accordance with ASC 718, the Company does not recognize any stock-based compensation expense related to the amended performance-vesting and exit-vesting options as it cannot conclude it is probable that a liquidity event will occur as such an event is outside the control of the Company.
Note 16.  Income Taxes
The provision for income taxes is computed based on the following components of income (loss) before income tax expense and discontinued operations:

In thousands	Fiscal Year Ended December 31, 2014	Fiscal Year Ended December 28, 2013	Fiscal Year Ended December 29, 2012
Domestic	$(109,702)	$(64,320)	$(44,664)
Foreign	(11,061)	3,329	26,281
Total	$(120,763)	$(60,991)	$(18,383)
The components of income tax (provision) benefit for the respective periods are as follows:

In thousands	Fiscal Year Ended December 31, 2014	Fiscal Year Ended December 28, 2013	Fiscal Year Ended December 29, 2012
Current:
Federal and state	$(1,603)	$3,947	$397
Foreign	(11,028)	(12,474)	(9,175)
Deferred:
Federal and state	(1,077)	36,689	90
Foreign	15,231	7,862	1,033
Income tax (provision) benefit	$1,523	$36,024	$(7,655)
The income tax (provision) benefit differs from the amount of income taxes determined by applying the applicable U.S. federal statutory rate of 35% to pretax income as a result of the following differences:

In thousands	Fiscal Year Ended December 31, 2014	Fiscal Year Ended December 28, 2013	Fiscal Year Ended December 29, 2012
Computed income tax (provision) benefit at statutory rate	$42,267	$21,347	$6,435
State income taxes, net of U.S. federal tax benefit	(2,250)	(540)	(5)
Change in valuation allowance	(36,760)	6,263	(17,035)
Local country withholding tax	(3,527)	(5,307)	(800)
Intra-period allocation rule exception	—	5,201	—
Foreign rate difference	1,933	11,729	5,560
Uncertain tax positions	2,552	(3,989)	(755)
Foreign exchange	(1,680)	1,226	(953)
Other	(1,012)	94	(102)
Income tax (provision) benefit	$1,523	$36,024	$(7,655)
In the fourth quarter of 2013, Mexico passed and implemented tax reform. Among the many changes, the IETU tax regime was repealed. The PGI Mexico subsidiary was paying tax under the IETU tax regime and all deferred taxes were on the balance sheet using the attributes of the IETU tax regime. With the repeal, the PGI Mexico subsidiary had to remove all deferred tax items related to the IETU and replace them with the attributes consistent with the ISR, or income tax regime. The income statement impact on the tax expense related to this change was benefit of $4.1 million.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as net operating losses and other tax credit carryforwards.
Deferred income tax assets and liabilities consist of the following:

In thousands	December 31, 2014	December 28, 2013
Deferred tax assets:
Provision for bad debts	$2,247	$1,169
Inventory capitalization and allowances	3,617	1,997
Net operating loss and capital loss carryforwards	284,050	220,890
Tax credits	9,834	5,748
Employee compensation and benefits	9,478	10,322
Other, net	49,035	14,456
Total deferred tax assets	358,261	254,582
Valuation allowance	(227,475)	(193,442)
Net deferred tax assets	$130,786	$61,140

Deferred tax liabilities:
Property, plant and equipment, net	$(66,337)	$(33,050)
Intangibles	(35,890)	(38,761)
Undistributed earnings	(17,504)	(12,477)
Other, net	(22,488)	(6,530)
Total deferred tax liabilities	(142,219)	(90,818)
Net deferred tax liabilities	$(11,433)	$(29,678)
The Company records a deferred tax liability associated with the excess of book basis over tax basis in the shares of subsidiaries not considered indefinitely invested. At December 31, 2014, the Company has not provided deferred income taxes on approximately $7.4 million of unremitted earnings of its foreign subsidiaries where the earnings are considered indefinitely invested. If management decided to repatriate these earnings, they would become taxable and would incur approximately $0.7 million of tax. In the event of additional tax, unrecognized tax attributes may be available to reduce some portion of any U.S. income tax liability.
After Internal Revenue Code Section 382 (“Section 382”) limitations, the Company has $380.7 million of U.S. federal operating loss carryforwards that expire between 2024 and 2033. In addition, the Company has $657.6 million of aggregated state operating loss carryforwards that expire over various time periods, and has $426.5 million of foreign operating loss carryforwards, of which $252.1 million have an unlimited carryforward life and $142.9 million expire between 2015 and 2023. The remaining $31.5 million of foreign operating loss carryforwards expire between 2015 and 2034. The Company has potential tax benefits of $2.0 million of tax credit carryforwards on foreign jurisdictions, all of which expire between 2015 and 2023. The Company has $1.5 million of AMT credit with an unlimited carryforward life.
A valuation allowance is recorded when, based on the weight of the evidence, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the likelihood that a deferred tax asset will be realized, management considers, among other factors, the trend of historical and projected future taxable income, the scheduled reversal of deferred tax liabilities, the carryforward period for net operating losses and credits as well as tax planning strategies available to the Company. After consideration of all available evidence both positive and negative, the Company has determined that valuation allowances of $227.5 million and $193.4 million are appropriate as of December 31, 2014 and December 28, 2013, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, included in Other noncurrent liabilities in the accompanying Consolidated Balance Sheet, excluding potential interest and penalties associated with uncertain tax positions, is as follows:

In thousands	Fiscal Year Ended December 31, 2014	Fiscal Year Ended December 28, 2013	Fiscal Year Ended December 29, 2012
Unrecognized tax benefits at beginning of period	$16,392	$12,794	$12,892
Gross increases for tax positions of prior years	—	—	—
Gross decreases for tax positions of prior years	(2,658)	(260)	(127)
Increases in tax positions for the current year	1,585	1,753	2,085
Lapse of statute of limitations	(1,461)	(1,873)	(1,810)
Purchase accounting adjustment	—	4,705	—
Currency translation	(888)	(727)	(246)
Unrecognized tax benefits at end of period	$12,970	$16,392	$12,794
The total amount of unrecognized tax benefits (the "UTBs") as of December 31, 2014 and December 28, 2013 were $20.3 million and $24.0 million, respectively. These amounts include accrued interest and penalties of $9.1 million and $9.3 million at December 31, 2014 and December 28, 2013, respectively. Included in the UTBs as of December 31, 2014 is $1.8 million of operating loss carryforwards for which a UTB has been established. Further, the UTBs of $20.3 million represent the amount that, if recognized, would affect the effective tax rate of the Company in future periods. Included in the balance as of December 31, 2014 was $1.1 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in UTBs comprised of items related to lapse of statute of limitations or settlement of issues. The Company continues to recognize interest and/or penalties related to income taxes as a component of income tax expense.
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
Management judgment is required in determining tax provisions and evaluating tax positions. Although management believes its tax positions and related provisions reflected in the consolidated financial statements are fully supportable, it recognizes that these tax positions and related provisions may be challenged by various tax authorities. These tax positions and related provisions are reviewed on an ongoing basis and are adjusted as additional facts and information become available, including progress on tax audits, changes in interpretations of tax laws, developments in case law and closing of statute of limitations. The Company’s tax provision includes the impact of recording reserves and any changes thereto. As of December 31, 2014, the Company has a number of open tax years with various taxing jurisdictions that range from 2003 to 2014. The results of current tax audits and reviews related to open tax years have not been finalized, and management believes that the ultimate outcomes of these audits and reviews will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
The major jurisdictions where the Company files income tax returns include the United States, Canada, China, India, the Netherlands, France, Germany, Spain, United Kingdom, Italy, Mexico, Colombia, and Argentina. The U.S. federal tax returns have been examined through fiscal 2004 and the various taxing jurisdictions generally remain open and subject to examination by the relevant tax authorities for the tax years 2003 through 2014.
As a result of the acquisition of Fiberweb, the Company now has additional operations in the U.S. and France, and new operations in the United Kingdom, Germany, Italy and India. Based on the weight of the evidence, it is management's opinion, it is more likely than not that some portion, or all, of the deferred tax assets associated with some of these entities will not be realized. Therefore, the net deferred tax asset associated with the United Kingdom, Germany and Italy were fully valued as of the opening balance sheet date.
The Fiberweb U.S. operations are owned directly by Fiberweb plc which became part of the Company's U.S. consolidated federal tax return on December 22, 2013. Fiberweb entities in the U.S. have a net deferred tax liability which, when combined with the Company's pre-existing U.S. operations, created a source of future taxable income resulting in a reduction in the valuation allowance and a tax benefit of $36.7 million.
As a result of the acquisition of Providência, the Company now has additional operations in the U.S. and new operations in Brazil. Based on the weight of the evidence, it is management's opinion, it is more likely than not that some portion, or all, of the deferred tax assets associated with some of these entities will be realized. In addition, the Providência U.S. operations are owned directly by Providência. As a result of this ownership structure, the Providência U.S. operations are not included as part of the PGI U.S. Consolidated filing group.
Note 17.  Redeemable Noncontrolling Interest
In connection with the Providência Acquisition, as required by Brazilian law, PGI Acquisition Company filed the Mandatory Tender Offer registration request with the CVM in order to launch, after its approval, a tender offer to acquire all of the remaining outstanding capital stock of Providência from the minority shareholders. As of December 31, 2014, the Mandatory Tender Offer was still under review by the CVM. Hence, the conditions for the launch of the Mandatory Tender Offer have not been met as of December 31, 2014. However, once the Mandatory Tender Offer is approved and launched, the minority shareholders will have the right, but not the obligation, to sell their remaining outstanding capital stock of Providência. Given such right of the minority shareholders, the Company determined that ASC 480 requires the noncontrolling interest to be presented as mezzanine equity on the Consolidated Balance Sheets and adjusted to its estimated maximum redemption amount at each balance sheet date.
Financial results of Providência are attributed to the minority shareholders based on their ownership percentage and accordingly disclosed in the Consolidated Statements of Operations. Subsequent to the allocation of earnings, the carrying value is then adjusted to its redemption value as of each balance sheet date with a corresponding adjustment to additional paid-in capital.
A reconciliation of the redeemable noncontrolling interest since the Providência Acquisition Date is as follows:

In thousands	2014
Beginning Balance	$80,792
Comprehensive income (loss) attributable to redeemable noncontrolling interest	(13,020)
Periodic adjustment to redemption value, net of currency adjustment	21,409
Ending Balance	$89,181
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
Note 18.  Equity
In connection with the closing of the Merger on January 28, 2011, Blackstone, along with certain members of the Company's management, contributed $259.9 million (the "Initial Capital") through the purchase of Holdings. As consideration for the Initial Capital, the Company issued a total of 259,865 shares of common stock, with a par value of $0.01 per share. Simultaneously, all prior existing shares of Polymer Group, Inc's common and preferred stock were canceled and converted into the right to redeem for a portion of the merger consideration. As a result of the Merger, Scorpio Acquisition Corporation owns 100% of the Company's issued and outstanding common stock.
Common Stock

The authorized share capital of the Company is $10, consisting of 1,000 shares, par value $0.01 per share. The Company did not pay any dividends during fiscal years 2014 or 2013 and intends to retain future earnings, if any, to finance the further expansion and continued growth of the business. In addition, our indebtedness obligations limit certain restricted payments, which include dividends payable in cash, unless certain conditions are met.
Additional Paid-in-Capital
In accordance with push-down accounting, the basis in the Initial Capital has been pushed down from Holdings to the Company. Amounts related to Blackstone and certain board members are recorded in Additional paid-in capital. The remaining portion, related to certain members of the Company's management, was recorded in Other noncurrent liabilities as they contained a three-year call option feature which specifies that the employer can repurchase the shares at the original purchase price (or less) if the employee terminates within the specified time period. Upon the expiration of the three-year call option, associated amounts were no longer considered a liability and recorded in Additional paid-in capital. Subsequent to January 28, 2011, certain members of the Company's management and certain board members purchased common stock of Holdings. In addition, the Company has repurchased common stock from former employees. At December 31, 2014, the net amount purchased was $2.1 million and accordingly, the Company recorded the basis in these shares as additional paid-in capital or as a noncurrent liability, as necessary.
On December 18, 2013, the Company received an additional equity investment of $30.7 million from Blackstone (the "Equity Investment"). The Equity Investment, along with the proceeds received from the Term Loans, were used to repay all outstanding borrowings under the Senior Secured Bridge Credit Agreement and the Senior Unsecured Bridge Credit Agreement.
In connection with Providência Acquisition, the Company determined that the related noncontrolling interest is required to be presented as mezzanine equity on the Consolidated Balance Sheets and adjusted to its estimated maximum redemption amount at each balance sheet date. As a result, adjustments to the redeemable noncontrolling interest are offset by a deemed dividend to the minority shareholders recognized in Additional paid-in capital. Refer to Note 17, "Redeemable Noncontrolling Interest" for further information on the accounting of the redeemable noncontrolling interest.
Accumulated Other Comprehensive Income (Loss)
The changes in Accumulated other comprehensive income (loss) by component are as follows:

In thousands	Pension and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total
Balance - December 29, 2012	$(13,766)	$(1,003)	$(14,769)
Other comprehensive income (loss) before reclassifications	(2,519)	8,709	6,190
Amounts reclassified out of accumulated comprehensive income (loss)	473	—	473
Net current period other comprehensive income (loss)	(2,046)	8,709	6,663
Balance - December 28, 2013	(15,812)	7,706	(8,106)
Other comprehensive income (loss) before reclassifications	(15,201)	(35,911)	(51,112)
Amounts reclassified out of accumulated comprehensive income (loss)	54	—	54
Net current period other comprehensive income (loss)	(15,147)	(35,911)	(51,058)
Balance - December 31, 2014	$(30,959)	$(28,205)	$(59,164)
Amounts presented in Other comprehensive income (loss) before reclassifications are net of tax. For the fiscal year ended December 31, 2014, the Company recorded $0.1 million and $0.0 million of tax expense for pension and postretirement benefit plans and cumulative translation adjustments, respectively. For the fiscal year ended December 28, 2013, the Company recorded $1.3 million and $4.0 million of tax expense for pension and postretirement benefit plans and cumulative translation adjustments, respectively.

Amounts reclassified out of Accumulated other comprehensive income (loss) are as follows:

In thousands	Fiscal Year Ended December 31, 2014	Fiscal Year Ended December 28, 2013
Pension and other postretirement benefit plans:
Net amortization of actuarial gains (losses)	$(4)	$(383)
Curtailment / settlement gain (loss)	(61)	(114)
Total reclassifications, before tax	(65)	(497)
Income tax (provision) benefit	11	24
Total reclassifications, net of tax	$(54)	$(473)
Amounts associated with pension and postretirement benefit plans reclassified from Accumulated other comprehensive income (loss) are recorded within Selling, general and administrative expenses on the Consolidated Statement of Operations. The components are included in the computation of net periodic benefit cost.
Note 19.  Special Charges, Net
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
A summary of special charges for each respective period is as follows:

In thousands	Fiscal Year Ended December 31, 2014	Fiscal Year Ended December 28, 2013	Fiscal Year Ended December 29, 2012
Restructuring and plant realignment costs	$9,713	$8,633	$15,074
Acquisition - Blackstone	—	37	452
Acquisition and integration - Providência	24,435	—	—
Acquisition and integration - Fiberweb	14,643	18,306	—
Colombia flood	—	—	57
Goodwill impairment	6,851	—	—
Asset impairment	—	2,259	—
Other charges	3,543	3,953	4,009
Total	$59,185	$33,188	$19,592
Restructuring and Plant Realignment Costs
The Company incurs costs associated with restructuring initiatives intended to result in improved operating performance, profitability and working capital levels. Costs associated with these initiatives include reducing headcount, improving manufacturing productivity, realignment of management structures, reducing corporate costs and rationalizing certain assets, businesses and employee benefit programs. Costs incurred for the current period primarily relate to costs incurred to realize cost improvement initiatives associated with the acquisition and integration of Fiberweb. Amounts in the prior period primarily consist of plant realignment initiatives in the North America and Europe regions. In addition, the Company incurs costs associated with less significant ongoing restructuring initiatives resulting from the continuous evaluation of opportunities to optimize manufacturing facilities and manufacturing processes. Costs associated with these initiatives primarily relate to professional consulting fees.
During 2012, the Company initiated the internal redesign and restructuring of its global operations for the purposes of realigning and repositioning the Company to consolidate the benefits of its global footprint, align resources and capabilities with future growth opportunities and provide for a more efficient structure to serve existing markets. In addition, the Company launched an initiative to utilize a third-party service provider for its Information Systems support tactical functions, including: service desk; desktop/end-user computing; server administration; network services; data center operations; database and applications development; and maintenance. Cost incurred for the respective periods presented primarily consisted of employee separation and severance expenses.
Acquisition - Blackstone
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
Acquisition and Integration - Providência
In association with the Providência Acquisition, the Company incurred direct acquisition costs associated with the transaction including investment banking, legal, accounting and other fees for professional services. Other expenses included direct financing costs associated with both the Senior Unsecured Notes and the Incremental Amendment to the Term Loans. These costs have been capitalized as intangible assets on the Consolidated Balance Sheet as of the date of the Providência Acquisition. However, a portion of these costs related to the Incremental Term loan were expensed as incurred.
Acquisition and Integration - Fiberweb
In association with the Fiberweb Acquisition, the Company incurred direct acquisition costs associated with the transaction including investment banking, legal, accounting and other fees for professional services. Other expenses included direct financing costs associated with both the Secured Bridge Facility and the Unsecured Bridge Facility, as well as with the Term Loans. These costs have been capitalized as intangible assets on the Consolidated Balance Sheet as of the date of the Fiberweb Acquisition. In addition, the Company has launched several initiatives during 2014 focused on the integration of Fiberweb into the existing operations and underlying processes of the Company. These initiatives include cost reduction initiatives and costs associated with integrating the back office activities of the combined business. As a result, the Company incurred costs directly associated with these activities which include legal, accounting and other fees for professional services.
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
Goodwill Impairment
Goodwill is tested and reviewed annually for impairment during the fourth quarter or whenever there is a significant change in events or circumstances that indicate that the fair value of the asset may be less than the carrying amount of the asset. In light of the recent acquisition of Providência, the Company realigned its reportable segments during the third quarter of 2014 to reflect its new organizational structure and business focus. The Company reviewed the recoverability of goodwill at reporting units impacted by the reorganization and determined that amounts allocated to the Argentina/Colombia reporting unit were impaired. As a result, the Company recorded a non-cash impairment charge of $6.9 million.
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

Other Charges
Other charges consist primarily of expenses related to the Company’s pursuit of other business opportunities. The Company reviews its business operations on an ongoing basis in light of current and anticipated market conditions and other factors and, from time to time, may undertake certain actions in order to optimize overall business, performance or competitive position. To the extent any such decisions are made, the Company would likely incur costs associated with such actions, which could be material. Other charges also includes various corporate-level initiatives and the relocation of our Nanhai, China manufacturing facility.
Restructuring Reserve
Amounts accrued for Restructuring and Plant Realignment costs are included in Accounts payable and accrued liabilities in the Consolidated Balance Sheets. Changes in the Company's reserves for the respective periods presented are as follows:

In thousands	North America	South America	Europe	Asia	Corporate	Total
December 29, 2012	$920	$848	$1,431	$639	$2,440	$6,278
Additions	1,700	922	4,238	1	1,772	8,633
Acquisitions	92	—	1,789	129	—	2,010
Cash payments	(1,647)	(868)	(2,980)	(505)	(2,343)	(8,343)
Translation and other	—	(127)	9	—	—	(118)
December 28, 2013	1,065	775	4,487	264	1,869	8,460
Additions	1,324	842	7,472	(64)	139	9,713
Acquisitions	—	—	—	—	—	—
Cash payments	(2,304)	(164)	(8,807)	(99)	(1,828)	(13,202)
Translation and other	513	(308)	(1,434)	(62)	—	(1,291)
December 31, 2014	$598	$1,145	$1,718	$39	$180	$3,680
The Company accounts for its restructuring programs in accordance with ASC 712, "Compensation - Non-retirement Postemployment Benefits" ("ASC 712") and ASC 420, "Exit of Disposal Cost Obligations" ("ASC 420"). Programs in existence prior to the acquisition of Fiberweb are substantially complete as of the end of 2014. As a result of the acquisition of Fiberweb, the Company has initiated a restructuring program to integrate and optimize the combined footprint. Total Projected costs for these programs are expected to range between $16.0 million and $23.0 million with payments continuing into 2015. Cost incurred since the Fiberweb Acquisition Date totaled $12.8 million.

A summary of special charges by reportable segment is as follows:

In thousands	Restructuring and Plant Realignment Costs	Acquisition and Integration Costs	Other Special Charges	Total Special Charges, Net
For the year ended December 31, 2014
North America	$1,324	$4,906	$881	$7,111
South America	842	4,627	6,851	12,320
Europe	7,472	3,999	—	11,471
Asia	(64)	—	2,215	2,151
Corporate	139	25,546	447	26,132
Total	$9,713	$39,078	$10,394	$59,185

For the year ended December 28, 2013
North America	$1,700	$244	$139	$2,083
South America	922	4	2,213	3,139
Europe	4,238	1,275	—	5,513
Asia	1	—	202	203
Corporate	1,772	16,820	3,658	22,250
Total	$8,633	$18,343	$6,212	$33,188

For the year ended December 29, 2012
North America	$4,212	$—	$—	$4,212
South America	1,721	—	65	1,786
Europe	3,180	—	—	3,180
Asia	829	—	—	829
Corporate	5,132	452	4,001	9,585
Total	$15,074	$452	$4,066	$19,592
Note 20.  Other Operating, Net
Transactions that are denominated in a currency other than an entity's functional currency are subject to changes in exchange rates with the resulting gains and losses recorded within current earnings. The Company includes these gains and losses related to receivables and payables as well as the impacts of other operating transactions as a component of Operating income (loss).
Amounts associated with these components for the respective periods are as follows:

In thousands	Fiscal Year Ended December 31, 2014	Fiscal Year Ended December 28, 2013	Fiscal Year Ended December 29, 2012
Foreign currency gains (losses)	$(5,448)	$(2,838)	$151
Other operating income (expense)	3,603	326	136
Total	$(1,845)	$(2,512)	$287
Note 21. Foreign Currency and Other, Net
Transactions that are denominated in a currency other than an entity's functional currency are subject to changes in exchange rates with the resulting gains and losses recorded within current earnings. The Company includes these gains and losses related to intercompany loans and debt as well as other non-operating activities as a component of Other income (expense).

Amounts associated with these components for the respective periods are as follows:

In thousands	Fiscal Year Ended December 31, 2014	Fiscal Year Ended December 28, 2013	Fiscal Year Ended December 29, 2012
Foreign currency gains (losses)	$(35,558)	$(6,689)	$(3,433)
Other non-operating income (expense)	8,475	(2,162)	(1,701)
Total	$(27,083)	$(8,851)	$(5,134)
Amounts included within other non-operating income (expense) are primarily related to fees associated with our accounts receivable factoring agreements. Other items include gains or losses on the sale of assets and other non-operating transactions.
On January 27, 2014, the Company entered into a series of foreign exchange forward contracts with a third-party financial institution used to minimize foreign exchange risk on the future consideration to be paid for the Providência Acquisition and the Mandatory Tender Offer. The primary financial instrument was related to the Providência Acquisition and consisted of a foreign exchange forward contract with an aggregate notional amount equal to the estimated purchase price. On June 11, 2014, the Company settled the primary financial instrument which provided $18.9 million of income realized at the date of acquisition. As the nature of this transaction is related to a non-operating notional amount, changes in fair value are included in other non-operating income (expense).
The remaining financial instruments relate to a series of options that expire between 1 year and 5 years associated with the Mandatory Tender Offer and the deferred portion of the consideration to be paid for the Providência Acquisition. Since inception, the Company recognized a loss of $5.3 million associated with the changes in fair value of the options. As the nature of these transactions are related to a non-operating notional amount, changes in fair value are included in other non-operating income (expense).
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
Non-affiliate Leases
The Company leases certain manufacturing, warehousing and other facilities and equipment under operating leases. The leases on most of the properties contain renewal provisions. Future minimum rental payments required under non-affiliate operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2014 are presented in the following table:

In thousands	Gross Minimum Rental Payments
2015	$15,352
2016	14,093
2017	13,345
2018	11,495
2019	3,912
Thereafter	20,267
Total	$78,464
Rent expense (net of sub-lease income), including incidental leases, was $20.1 million, $15.4 million and $14.5 million for the Company during the fiscal years ended December 31, 2014, December 28, 2013 and December 29, 2012, respectively. These expenses are generally recognized on a straight-line basis over the life of the lease.
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
Financing Obligation
As a result of the Fiberweb Acquisition, the Company acquired a manufacturing facility in Old Hickory, Tennessee, the assets of which included a utility plant used to generate steam for use in its manufacturing process. Upon completion of its construction in 2011, the utility plant was sold to an unrelated third-party and subsequently leased back by Fiberweb for a period of 10 years. The Company has accounted for this transaction as a direct financing lease, recognizing the assets as part of property, plant and equipment and a related financing obligation as a long-term liability. Cash payments to the lessor are allocated between interest expense and amortization of the financing obligation. At the end of the lease term, the Company will recognize the sale of the utility plant, however, no gain or loss will be recognized as the financing obligation will equal the expected carrying value of the assets. At December 31, 2014, the outstanding balance of the financing obligation was $18.4 million, which is included in Other noncurrent liabilities in the Consolidated Balance Sheets.
Purchase Commitments
At December 31, 2014, the Company had purchase commitments of $92.1 million, of which $77.1 million related to the purchase of raw materials in the normal course of business. The remaining $15.0 million related to capital projects, primarily associated with the plan to relocate the Company's Nanhai, China manufacturing facilities and the warehouse expansion project at the Company's Old Hickory, Tennessee manufacturing facilities.
Providência Tax Claims
Total consideration paid for the acquisition of Providência includes $47.9 million of deferred purchase price which is denominated in Brazilian Reais. The Deferred Consideration accretes at a rate of 9.5% per annum compounded daily, which shall be paid to the selling stockholders to the extent certain existing and potential tax claims of Providência are resolved in Providência's favor. At December 31, 2014, the outstanding balance of the Deferred Consideration was $42.4 million. If the Company incurs actual tax liability with respect to the Providência Tax Claims, the amount of the Deferred Purchase Price owed to the selling stockholders will be reduced by the amount of such actual tax liability. The Company will be responsible for any actual tax liability in excess of the Deferred Purchase Price. The Deferred Consideration is reflected on the Consolidated Balance Sheet as a noncurrent liability as the settlement of existing and potential claims is expected to be greater than one year. Refer to Note 4, "Acquisitions" for further information on the accounting of the Deferred Consideration.
Redeemable Noncontrolling Interest
In connection with the Providência Acquisition, as required by Brazilian law, PGI Acquisition Company filed the Mandatory Tender Offer registration request with the CVM in order to launch, after its approval, a tender offer to acquire all of the remaining outstanding capital stock of Providência from the minority shareholders. As of December 31, 2014, the Mandatory Tender Offer was still under review by the CVM. Hence, the conditions for the launch of the Mandatory Tender Offer have not been met as of December 31, 2014. However, once the Mandatory Tender Offer is approved and launched, the minority shareholders will have the right, but not the obligation, to sell their remaining outstanding capital stock of Providência. Given such right of the minority shareholders, the Company determined that ASC 480 requires the noncontrolling interest to be presented as mezzanine equity on the Consolidated Balance Sheets and adjusted to its estimated maximum redemption amount at each balance sheet date. At December 31, 2014, the redemption value of the redeemable noncontrolling interest was $89.2 million. Refer to Note 17, "Redeemable Noncontrolling Interest" for further information on the accounting of the redeemable noncontrolling interest.
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

Note 23.  Segment Information
The Company is a leading global innovator and manufacturer of specialty materials, primarily focused on the production of nonwoven products. The Company operates through four operating segments, which represent its four reportable segments: North America, South America, Europe and Asia, with the main source of revenue being the sales of primary and intermediate products to consumer and industrial markets. The Company has one major customer, Procter & Gamble, that accounts for approximately 12% of its business, the loss of which would have a material adverse impact on reported financial results. Sales to this customer are reported within each of the operating segments.
Segment information is based on the “management” approach which designates the internal reporting used by management for making decisions and assessing performance. The Company manages its business on a geographic basis, as each region provides similar products and services. The operating segments are consistent with the manner in which financial information is desegregated for internal review and decision making. The accounting policies of the operating segments are the same as those described in Note 3, “Summary of Significant Accounting Policies” of this Form 10-K. Intercompany sales between the operating segments are eliminated.

Financial data by operating segment is as follows:

In thousands	Fiscal Year Ended December 31, 2014	Fiscal Year Ended December 28, 2013	Fiscal Year Ended December 29, 2012
Net sales
North America	$828,633	$572,095	$542,788
South America	306,164	153,770	161,509
Europe	530,440	316,400	294,120
Asia	194,677	172,597	156,746
Total	$1,859,914	$1,214,862	$1,155,163

Operating income (loss)
North America	$87,159	$51,485	$49,988
South America	6,791	7,681	18,047
Europe	21,484	8,571	11,102
Asia	17,352	17,809	18,130
Unallocated Corporate	(54,954)	(45,059)	(40,586)
Eliminations	(449)	(131)	76
Subtotal	77,383	40,356	56,757
Special charges, net	(59,185)	(33,188)	(19,592)
Total	$18,198	$7,168	$37,165

Depreciation and amortization expense
North America	$48,173	$27,614	$28,072
South America	18,652	8,458	9,204
Europe	22,061	13,695	11,267
Asia	22,009	19,954	13,780
Unallocated Corporate	1,662	1,776	1,718
Subtotal	112,557	71,497	64,041
Amortization of loan acquisition costs	5,698	4,796	2,665
Total	$118,255	$76,293	$66,706

Capital spending
North America	$35,351	$11,754	$4,909
South America	10,819	3,991	611
Europe	15,812	6,419	8,802
Asia	16,511	31,122	36,626
Corporate	3,964	1,356	677
Total	$82,457	$54,642	$51,625

In thousands	December 31, 2014	December 28, 2013
Division assets
North America	$819,133	$644,913
South America	536,140	135,373
Europe	304,879	351,591
Asia	261,172	265,729
Corporate	113,849	66,914
Total	$2,035,173	$1,464,520
Geographic Data:
Export sales from the Company's United States operations to unaffiliated customers were $19.1 million, $20.1 million and $32.1 million for the fiscal years ended December 31, 2014, December 28, 2013 and December 29, 2012, respectively.
Geographic data for the Company's operations, based on the geographic region that the sale is made from, are presented as follows:

In thousands	Fiscal Year Ended December 31, 2014	Fiscal Year Ended December 28, 2013	Fiscal Year Ended December 29, 2012
Net sales
United States	$619,162	$380,836	$357,193
Mexico	138,041	130,451	128,284
Canada	71,430	60,808	57,312
Europe	530,440	316,400	294,120
Asia	194,676	172,597	156,746
South America	306,165	153,770	161,508
Total	$1,859,914	$1,214,862	$1,155,163

In thousands	December 31, 2014	December 28, 2013
Property, plant and equipment, net
United States	$286,204	$209,861
Mexico	51,295	56,229
Canada	4,088	5,026
Europe	136,993	155,383
Asia	146,240	158,006
South America	245,410	68,275
Total	$870,230	$652,780

Note 24. Selected Quarterly Financial Data
The unaudited quarterly financial data for the fiscal years ended December 31, 2014 and December 28, 2013 are presented below. All quarters included below were comprised of 13 weeks except for the fourth quarter ended December 31, 2014 which contained 14 weeks. The additional week was a result of a change in the Company's fiscal year-end to a calendar year ending on December 31 from a 52 week period ending on the Saturday closest to each December 31. Refer to Note 2, "Basis of Presentation" for further information on the change in the Company's fiscal year-end.

Quarterly data for fiscal 2014:
In thousands	Fourth Quarter Ended December 31, 2014	Third Quarter Ended September 27, 2014	Second Quarter Ended June 28, 2014	First Quarter Ended March 29, 2014
Operating Data:
Net sales	$499,419	$498,013	$439,898	$422,584
Gross profit	91,965	80,492	86,586	74,465
Net income (loss)	(30,652)	(57,151)	(21,941)	(9,496)
Net income (loss) attributable to Polymer Group, Inc.	(30,925)	(55,228)	(19,664)	(9,480)

Quarterly data for fiscal 2013:
In thousands	Fourth Quarter Ended December 28, 2013	Third Quarter Ended September 28, 2013	Second Quarter Ended June 29, 2013	First Quarter Ended March 30, 2013
Operating Data:
Net sales	$347,263	$288,979	$291,538	$287,082
Gross profit	51,600	48,200	50,390	45,866
Net income (loss)	(2,567)	(8,267)	(7,906)	(6,227)
Net income (loss) attributable to Polymer Group, Inc.	(2,533)	(8,267)	(7,906)	(6,227)
Note 25.  Certain Relationships and Related Party Transactions
In connection with the Merger, Holdings entered into a shareholders agreement (the “Shareholders Agreement”) with Blackstone and certain members of the Company's management. The Shareholders Agreement governs certain matters relating to ownership of Holdings, including with respect to the election of directors of our parent companies, restrictions on the issuance or transfer of shares, including tag-along rights and drag-along rights, other special corporate governance provisions and registration rights (including customary indemnification provisions). Each party to the Shareholders Agreement also agrees to vote all of its voting securities, whether at a shareholders meeting, or by written consent, in the manner which Blackstone directs, except that an employee shareholder shall not be required to vote in favor of any change to the organizational documents of Holdings that would have a disproportionate adverse effect on the terms of such employee shareholder’s shares of Common Stock relative to other shareholders. Each employee shareholder also grants to the Chief Executive Officer of Holdings a proxy to vote all of the securities owned by such employee shareholder in the manner described in the preceding sentence. As of December 31, 2014, the Board of Directors of the Company includes one Blackstone member, five outside members and the Company’s Chief Executive Officer as an employee director. Furthermore, Blackstone has the power to designate all of the members of the Board of Directors of the Company and the right to remove any or all directors that it appoints, with or without cause.
Advisory Agreement
Upon the completion of the Merger, the Company became subject to a transaction and fee advisory agreement (“Advisory Services Agreement”) with Blackstone Management Partners V L.L.C. (“BMP”), an affiliate of Blackstone. Under the Advisory Services Agreement, BMP (including through its affiliates) has agreed to provide certain monitoring, advisory and consulting services for an annual non-refundable advisory fee, to be paid at the beginning of each fiscal year, equal to the greater of (i) $3.0 million or (ii) 2.0% of the Company’s consolidated EBITDA (as defined under the credit agreement governing our ABL Facility) for the immediately preceding fiscal year. The amount of such fee shall be initially paid based on the Company’s then most current estimate of the Company’s projected EBITDA amount for the fiscal year immediately preceding the date upon which the advisory fee is paid. After completion of the fiscal year to which the fee relates and following the availability of audited financial statements for such period, the parties will recalculate the amount of such fee based on the actual consolidated EBITDA for such period and the Company or BMP, as applicable, shall adjust such payment as necessary based on the recalculated amount. Since the Merger until fiscal 2014, the Company's advisory fee has been $3.0 million, which is paid at the beginning of each year. However, as a result of actual Consolidated EBITDA for the fiscal year ended December 31, 2014, the Company's advisory fee was adjusted to $5.2 million. The amounts are included in Selling, general and administrative expenses in the Consolidated Statements of Operations.
In addition, in the absence of an express agreement to provide investment banking or other financial advisory services to the Company, and without regard to whether such services were provided, BMP will be entitled to receive a fee equal to 1.0% of the aggregate transaction value upon the consummation of any acquisition, divestiture, disposition, merger, consolidation, restructuring, refinancing, recapitalization, issuance of private or public debt or equity securities (including an initial public offering of equity securities), financing or similar transaction by the Company. The fee associated with the Fiberweb transaction totaled $2.5 million and was paid in December 2013. The fee associated with the Providência transaction totaled $5.3 million and was paid in October 2014. These amounts are included in Special charges, net in the Consolidated Statement of Operations.
At any time in connection with or in anticipation of a change of control of the Company, a sale of all or substantially all of the Company’s assets or an initial public offering of common equity of the Company or parent entity of the Company or their successors, BMP may elect to receive, in consideration of BMP’s role in facilitating such transaction and in settlement of the termination of the services, a single lump sum cash payment equal to the then-present value of all then-current and future annual advisory fees payable under the Advisory Services Agreement, assuming a hypothetical termination date of the Advisory Service Agreement to be the twelfth anniversary of such election. The Advisory Service Agreement will continue until the earlier of the twelfth anniversary of the date of the agreement or such date as the Company and BMP may mutually determine. The Company will agree to indemnify BMP and its affiliates, directors, officers, employees, agents and representatives from and against all liabilities relating to the services contemplated by the transaction and advisory fee agreement and the engagement of BMP pursuant to, and the performance of BMP and its affiliates of the services contemplated by, the Advisory Services Agreement.
Other Relationships and Transactions
An affiliate of Blackstone, the Blackstone Group International Partners, LLP (“BGIP”), provided certain financial advisory services to the Company in connection with the acquisition of Fiberweb for which BGIP received an aggregate fee of $3.0 million. The Company reimbursed BGIP for its reasonable documented expenses, and agreed to indemnify BGIP and related persons against certain liabilities arising out of its engagement. As a result, the Company recognized $3.2 million during the year ended December 28, 2013, which is included within Special charges, net in the Consolidated Statements of Operations.
Blackstone and its affiliates have ownership interests in a broad range of companies. The Company has entered into commercial transactions in the ordinary course of our business with some of these companies, including the sale of goods and services and the purchase of goods and services. In addition, Blackstone Holdings Finance Co., LLC, an affiliate of Blackstone, participated in the Fiberweb financing group and received $0.6 million associated with their pro rata participation.
Under our Restated Articles of Incorporation, the Company's directors do not have a duty to refrain from engaging in similar business activities as the Company or doing business with any client, customer or vendor of the Company engaging in any other corporate opportunity that the Company has any expectancy or interest in engaging in. The Company has also waived, to the fullest extent permitted by law, any expectation or interest or right to be informed of any corporate opportunity, and any director acquiring knowledge of a corporate opportunity shall have no duty to inform the Company of such corporate opportunity.
Note 26.  Financial Guarantees and Condensed Consolidating Financial Statements
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
The following Condensed Consolidating Financial Statements are presented to satisfy the disclosure requirements of Rule 3-10 of Regulation S-X. In accordance with Rule 3-10, the subsidiary guarantors are all 100% owned by PGI (the “Issuer”). The guarantees on the Senior Secured Notes are full and unconditional and all guarantees are joint and several. The information presents Condensed Consolidating Balance Sheets as of December 31, 2014 and December 28, 2013 and Condensed Consolidating Statements of Operations and Condensed Consolidating Statements of Cash Flows for the fiscal years ended December 31, 2014, December 28, 2013 and December 29, 2012 of (1) PGI (Issuer), (2) the Guarantors, (3) the Non-Guarantors and (4) consolidating eliminations to arrive at the information for the Company on a consolidated basis.

Condensed Consolidating Balance Sheets
As of December 31, 2014

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$34,720	$76,744	$67,027	$—	$178,491
Accounts receivable, net	—	39,504	208,223	—	247,727
Inventories, net	—	54,044	120,775	(1,118)	173,701
Deferred income taxes	—	3,279	16,523	(3,026)	16,776
Other current assets	10,465	19,250	59,406	—	89,121
Total current assets	45,185	192,821	471,954	(4,144)	705,816
Property, plant and equipment, net	5,445	204,800	659,985	—	870,230
Goodwill	—	55,999	164,555	—	220,554
Intangible assets, net	34,529	118,283	26,099	—	178,911
Net investment in and advances to (from) subsidiaries	1,437,946	494,906	(811,794)	(1,121,058)	—
Deferred income taxes	1,578	—	18,232	(1,579)	18,231
Other noncurrent assets	285	7,111	34,035	—	41,431
Total assets	$1,524,968	$1,073,920	$563,066	$(1,126,781)	$2,035,173
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$405	$—	$17,260	$—	$17,665
Accounts payable and accrued liabilities	39,529	64,552	217,232	—	321,313
Income taxes payable	223	2,986	6,427	—	9,636
Deferred income taxes	2,322	—	10,216	(2,321)	10,217
Current portion of long-term debt	7,143	—	24,749	—	31,892
Total current liabilities	49,622	67,538	275,884	(2,321)	390,723
Long-term debt	1,410,059	—	23,224	—	1,433,283
Deferred income taxes	—	14,897	23,760	(2,434)	36,223
Other noncurrent liabilities	461	36,839	72,264	—	109,564
Total liabilities	1,460,142	119,274	395,132	(4,755)	1,969,793
Redeemable noncontrolling interest	89,181	—	—	—	89,181
Common stock	—	—	16,966	(16,966)	—
Other shareholders’ equity	(24,355)	954,646	150,414	(1,105,060)	(24,355)
Noncontrolling interests	—	—	554	—	554
Total shareholders' equity	(24,355)	954,646	167,934	(1,122,026)	(23,801)
Total liabilities and shareholders' equity	$1,524,968	$1,073,920	$563,066	$(1,126,781)	$2,035,173

Condensed Consolidating Balance Sheets
As of December 28, 2013

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$2,068	$13,103	$70,893	$—	$86,064
Accounts receivable, net	—	46,828	147,999	—	194,827
Inventories, net	—	46,428	109,646	—	156,074
Deferred income taxes	385	2,438	2,318	(2,823)	2,318
Other current assets	1,887	12,696	44,513	—	59,096
Total current assets	4,340	121,493	375,369	(2,823)	498,379
Property, plant and equipment, net	2,756	207,256	442,768	—	652,780
Goodwill	—	54,683	60,645	—	115,328
Intangible assets, net	31,525	125,146	12,728	—	169,399
Net investment in and advances to (from) subsidiaries	1,013,856	615,314	(363,414)	(1,265,756)	—
Deferred income taxes	—	—	2,582	—	2,582
Other noncurrent assets	298	8,869	16,885	—	26,052
Total assets	$1,052,775	$1,132,761	$547,563	$(1,268,579)	$1,464,520
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$410	$—	$2,062	$—	$2,472
Accounts payable and accrued liabilities	36,510	61,950	209,271	—	307,731
Income taxes payable	369	—	3,244	—	3,613
Deferred income taxes	—	—	194	1,148	1,342
Current portion of long-term debt	3,039	—	10,758	—	13,797
Total current liabilities	40,328	61,950	225,529	1,148	328,955
Long-term debt	850,767	—	29,632	—	880,399
Deferred income taxes	974	12,543	23,689	(3,970)	33,236
Other noncurrent liabilities	1,810	31,718	28,663	—	62,191
Total liabilities	893,879	106,211	307,513	(2,822)	1,304,781
Common stock	—	—	16,966	(16,966)	—
Other shareholders’ equity	158,896	1,026,550	222,241	(1,248,791)	158,896
Noncontrolling interests	—	—	843	—	843
Total shareholders' equity	158,896	1,026,550	240,050	(1,265,757)	159,739
Total liabilities and shareholders' equity	$1,052,775	$1,132,761	$547,563	$(1,268,579)	$1,464,520

Condensed Consolidating Statements of Operations
For the Fiscal Year Ended December 31, 2014

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$594,464	$1,303,006	$(37,556)	$1,859,914
Cost of goods sold	(583)	(478,465)	(1,084,914)	37,556	(1,526,406)
Gross profit	(583)	115,999	218,092	—	333,508
Selling, general and administrative expenses	(51,197)	(55,105)	(147,978)	—	(254,280)
Special charges, net	(24,177)	(3,277)	(31,731)	—	(59,185)
Other operating, net	298	473	(2,616)	—	(1,845)
Operating income (loss)	(75,659)	58,090	35,767	—	18,198
Other income (expense):
Interest expense	(74,389)	11,678	(33,442)	—	(96,153)
Debt modification and extinguishment costs	(13,350)	—	(2,375)	—	(15,725)
Intercompany royalty and technical service fees	13,904	(10,918)	(2,986)	—	—
Foreign currency and other, net	12,460	894	(40,437)	—	(27,083)
Equity in earnings of subsidiaries	9,646	(34,131)	—	24,485	—
Income (loss) before income taxes	(127,388)	25,613	(43,473)	24,485	(120,763)
Income tax (provision) benefit	12,091	(16,064)	5,496	—	1,523
Net income (loss)	(115,297)	9,549	(37,977)	24,485	(119,240)
Less: Earnings attributable to noncontrolling interest and redeemable noncontrolling interest	—	—	(3,943)	—	(3,943)
Net income (loss) attributable to Polymer Group, Inc.	$(115,297)	$9,549	$(34,034)	$24,485	$(115,297)
Comprehensive income (loss)	$(166,355)	$(41,779)	$(56,270)	$98,049	$(166,355)

Condensed Consolidating Statements of Operations
For the Fiscal Year Ended December 28, 2013

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$392,212	$844,997	$(22,347)	$1,214,862
Cost of goods sold	(103)	(334,278)	(706,772)	22,347	(1,018,806)
Gross profit	(103)	57,934	138,225	—	196,056
Selling, general and administrative expenses	(44,835)	(28,744)	(79,609)	—	(153,188)
Special charges, net	(22,080)	(1,381)	(9,727)	—	(33,188)
Other operating, net	34	(442)	(2,104)	—	(2,512)
Operating income (loss)	(66,984)	27,367	46,785	—	7,168
Other income (expense):
Interest expense	(51,558)	14,655	(19,071)	—	(55,974)
Debt modification and extinguishment costs	(3,334)	—	—	—	(3,334)
Intercompany royalty and technical service fees	20,405	(4,445)	(15,960)	—	—
Foreign currency and other, net	375	(246)	(8,980)	—	(8,851)
Equity in earnings of subsidiaries	64,273	(1,179)	—	(63,094)	—
Income (loss) before income taxes	(36,823)	36,152	2,774	(63,094)	(60,991)
Income tax (provision) benefit	11,890	28,758	(4,624)	—	36,024
Net income (loss)	(24,933)	64,910	(1,850)	(63,094)	(24,967)
Less: Earnings attributable to noncontrolling interest	—	—	(34)	—	(34)
Net income (loss) attributable to Polymer Group, Inc.	(24,933)	64,910	(1,816)	(63,094)	(24,933)
Comprehensive income (loss)	$(18,270)	$75,369	$(1,496)	$(73,873)	$(18,270)

Condensed Consolidating Statements of Operations
For the Fiscal Year Ended December 29, 2012

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$367,548	$808,134	$(20,519)	$1,155,163
Cost of goods sold	131	(319,537)	(659,030)	20,519	(957,917)
Gross profit	131	48,011	149,104	—	197,246
Selling, general and administrative expenses	(40,053)	(24,190)	(76,533)	—	(140,776)
Special charges, net	(8,515)	(2,305)	(8,772)	—	(19,592)
Other operating, net	5	264	18	—	287
Operating income (loss)	(48,432)	21,780	63,817	—	37,165
Other income (expense):
Interest expense	(52,090)	21,192	(19,516)	—	(50,414)
Intercompany royalty and technical service fees	17,097	(4,132)	(12,965)	—	—
Foreign currency and other, net	18,938	(18,901)	(5,171)	—	(5,134)
Equity in earnings of subsidiaries	32,077	19,260	—	(51,337)	—
Income (loss) before income taxes	(32,410)	39,199	26,165	(51,337)	(18,383)
Income tax (provision) benefit	6,372	(5,886)	(8,141)	—	(7,655)
Net income (loss)	(26,038)	33,313	18,024	(51,337)	(26,038)
Comprehensive income (loss)	$(43,678)	$17,536	$481	$(18,017)	$(43,678)

Condensed Consolidating Statements of Cash Flows
For the Fiscal Year Ended December 31, 2014

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(249,860)	$165,527	$133,481	$—	$49,148
Investing activities:
Purchases of property, plant and equipment	(3,964)	(32,731)	(45,762)	—	(82,457)
Proceeds from the sale of assets	—	—	2,306	—	2,306
Acquisition of intangibles and other	(250)	—	—	—	(250)
Acquisitions, net of cash acquired	—	—	(356,281)	—	(356,281)
Intercompany investing activities, net	(333,910)	(443,791)	791	776,910	—
Net cash provided by (used in) investing activities	(338,124)	(476,522)	(398,946)	776,910	(436,682)
Financing activities:
Issuance of common stock	750	—	—	—	750
Proceeds from long-term borrowings	628,000	—	135	—	628,135
Proceeds from short-term borrowings	1,691	—	30,400	—	32,091
Repayment of long-term borrowings	(65,085)	—	(66,368)	—	(131,453)
Repayment of short-term borrowings	(1,696)	—	(15,113)	—	(16,809)
Loan acquisition costs	(21,283)	—	—	—	(21,283)
Debt modification costs	(1,680)	—	(2,375)	—	(4,055)
Intercompany financing activities, net	79,939	374,636	322,335	(776,910)	—
Net cash provided by (used in) financing activities	620,636	374,636	269,014	(776,910)	487,376
Effect of exchange rate changes on cash	—	—	(7,415)	—	(7,415)
Net change in cash and cash equivalents	32,652	63,641	(3,866)	—	92,427
Cash and cash equivalents at beginning of period	2,068	13,103	70,893	—	86,064
Cash and cash equivalents at end of period	$34,720	$76,744	$67,027	$—	$178,491

Condensed Consolidating Statements of Cash Flows
For the Fiscal Year Ended December 28, 2013

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(97,500)	$64,440	$49,910	$—	$16,850
Investing activities:
Purchases of property, plant and equipment	(1,356)	(9,841)	(43,445)	—	(54,642)
Proceeds from the sale of assets	—	—	435	—	435
Acquisition of intangibles and other	(356)	—	(4,226)	—	(4,582)
Acquisitions, net of cash acquired	(278,970)	—	—	—	(278,970)
Intercompany investing activities, net	(12,783)	(81,373)	(15,000)	109,156	—
Net cash provided by (used in) investing activities	(293,465)	(91,214)	(62,236)	109,156	(337,759)
Financing activities:
Issuance of common stock	30,504	—	—	—	30,504
Proceeds from long-term borrowings	612,602	—	17,397	—	629,999
Proceeds from short-term borrowings	2,216	—	1,871	—	4,087
Repayment of long-term borrowings	(318,154)	—	(19,525)	—	(337,679)
Repayment of short-term borrowings	(2,619)	—	—	—	(2,619)
Loan acquisition costs	(16,102)	—	—	—	(16,102)
Intercompany financing activities, net	84,100	11,592	13,464	(109,156)	—
Net cash provided by (used in) financing activities	392,547	11,592	13,207	(109,156)	308,190
Effect of exchange rate changes on cash	—	—	904	—	904
Net change in cash and cash equivalents	1,582	(15,182)	1,785	—	(11,815)
Cash and cash equivalents at beginning of period	486	28,285	69,108	—	97,879
Cash and cash equivalents at end of period	$2,068	$13,103	$70,893	$—	$86,064

Condensed Consolidating Statements of Cash Flows
For the Fiscal Year Ended December 29, 2012

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(81,186)	$77,313	$79,344	$—	$75,471
Investing activities:
Purchases of property, plant and equipment	(26,043)	(4,021)	(21,561)	—	(51,625)
Proceeds from the sale of assets	—	1,646	14	—	1,660
Acquisition of intangibles and other	(268)	—	—	—	(268)
Intercompany investing activities, net	57,118	(37,797)	(25,218)	5,897	—
Net cash provided by (used in) investing activities	30,807	(40,172)	(46,765)	5,897	(50,233)
Financing activities:
Issuance of common stock	1,087	—	—	—	1,087
Proceeds from long-term borrowings	—	—	10,977	—	10,977
Proceeds from short-term borrowings	2,725	—	3,000	—	5,725
Repayment of long-term borrowings	(107)	—	(7,571)	—	(7,678)
Repayment of short-term borrowings	(1,933)	—	(8,000)	—	(9,933)
Loan acquisition costs	(220)	—	—	—	(220)
Intercompany financing activities, net	46,178	(23,430)	(16,851)	(5,897)	—
Net cash provided by (used in) financing activities	47,730	(23,430)	(18,445)	(5,897)	(42)
Effect of exchange rate changes on cash	—	—	(59)	—	(59)
Net change in cash and cash equivalents	(2,649)	13,711	14,075	—	25,137
Cash and cash equivalents at beginning of period	3,135	14,574	55,033	—	72,742
Cash and cash equivalents at end of period	$486	$28,285	$69,108	$—	$97,879

Note 27.  Subsequent Event
On March 25, 2015, the Company announced that PGI France Holdings SAS, a wholly-owned subsidiary of the Company, entered into an agreement to acquire Dounor SAS (“Dounor”). The Company expects to finalize the acquisition of Dounor in the second quarter of 2015. The closing is subject to customary terms and conditions and there is no assurance that the acquisition or the related financing transactions will be consummated within any particular time period or at all. The Company expects to fund the acquisition of Dounor and to pay related fees and expenses using the proceeds of a proposed add-on to its existing term loan.

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
The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting, as described below.
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. Our evaluation of internal control over financial reporting did not include the internal control over financial reporting of Providência, which the Company acquired on June 11, 2014, as more fully described herein under "Business - Expansion and Optimization - Providência Acquisition." The acquired business of Providência is included in the Company's 2014 total consolidated financial statements and constituted approximately 26% of the Company's total assets as of December 31, 2014 and approximately 10% of net sales for the fiscal year then ended. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In connection with the restatement of our Consolidated Balance Sheet and Consolidated Statements of Changes in Equity for the quarterly period ended September 27, 2014, which is more fully described in “Note 2. Basis of Presentation” located in the Notes to Consolidated Financial Statements in our Quarterly Report on Form 10-Q/A for the quarterly period ended September 27, 2014, we identified a material weakness in our internal control over financial reporting with respect to accounting for our redeemable noncontrolling interest acquired in the Providência Acquisition. Solely as a result of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2014.
Remediation of Material Weakness
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
Changes in Internal Control over Financial Reporting
Except as described above, there were no changes in the Company's internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the most recent fiscal quarter of the fiscal year covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth certain information regarding our directors and executive officers (age as of March 16, 2015):

Name	Age	Position
J. Joel Hackney, Jr.	45	President & Chief Executive Officer and Director
Mike S. Zafirovski	61	Director and Non-Executive Chairman
James S. Alder	66	Director
Peter N. Foss	71	Director
Jason Giordano	36	Director
Veronica Hagen	68	Director
Christine St.Clare	64	Director
Dennis Norman	40	Executive Vice President & Chief Financial Officer
Robert Dale	58	President, APAC & Global Healthcare
Herminio de Freitas	53	President, South America and Global Hygiene
Jean-Marc Galvez	48	President, EMEA & Global Building and Geosynthetics
Barry Murash	51	President, Global Operations & Business Excellence
Scott Tracey	46	President, Americas & Global Wipes and Technical Specialties
Daniel Guerrero	49	Senior Vice President, Strategy & Business Development
Robert Holmes	51	Senior Vice President, Global Human Resources and Employee Communications
J. Joel Hackney, Jr. has served as the President, Chief Executive Officer and Director of the Company since June 2013. Prior to joining the Company, Mr. Hackney served as the Senior Vice President and General Manager of Avaya Cloud Solutions since January 2013. Prior to that and since June 2010, he served as Avaya's Senior Vice President of Global Sales and Marketing and President of Field Operations. From December 2009 until June 2010, he was Avaya's Senior Vice President and President of Avaya Government and Data Solutions. Previously, he spent four years at Nortel Networks Corporation where, from September 2007 to December 2009, he served as the President of Nortel Enterprise Solutions and, from December 2005 to September 2007, he served as the Senior Vice President of Global Operations and Quality. Prior to his career at Nortel Networks Corporation, Mr. Hackney was a member of the senior executive team within General Electric, where he had a 14-year career leading varied businesses and functions in the U.S. and Europe. He holds a B.S. degree in Business Administration from the University of North Carolina at Chapel Hill.
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
Peter N. Foss has served as a Director of the Company since December 2014. Mr. Foss is currently the General Manager of the GE/NFL Brain Research Program within GE Healthcare, a unit of General Electric Company, since his appointment in November 2013. Until his retirement in February 2013, Mr. Foss served as the President of General Electric Company's Olympic
Sponsorship and Corporate Accounts since 2003. Prior to his most recent positions, Mr. Foss spent nearly 25 years in various leadership positions within General Electric Company, including General Manager of Enterprise Selling, Regional General Manager of four GE Plastics regions and President of GE Polymerland, Inc., as well as various other commercial roles. Mr. Foss currently serves as a director of Capital Bank, N.A., a subsidiary of Capital Bank Financial Corp. Mr. Foss has a BS in Chemistry from the Massachusetts College of Pharmacy.
Jason Giordano is a Managing Director in Blackstone’s Private Equity Group and has served as a Director of the Company since January 2011. Since joining Blackstone in 2006, Mr. Giordano has been involved in Blackstone’s investments in PGI Group, Pinnacle Foods, Birds Eye Foods, Outerstuff and Crocs, Inc. Before joining Blackstone, Mr. Giordano was with Bain Capital where he evaluated and executed global private equity investments in a wide range of industries. Prior to that, he worked in investment banking at Goldman, Sachs, & Co. focused on Communications, Media and Entertainment clients. Mr. Giordano received an AB from Dartmouth College and an MBA from Harvard Business School. Mr. Giordano serves as a director of Pinnacle Foods, Crocs, Inc, Outerstuff and HealthMarkets.
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
Christine St.Clare has served as a Director of the Company since February 2013. Ms. St.Clare is the founder and president of St.Clare Advisors, LLC, a firm she founded after retiring from KPMG LLP in September 2010 following a 35-year career with the firm. While at KPMG, Ms. St.Clare served a four-year term on the firm’s Board of Directors from 1994 to 1998 and chaired the board’s Audit and Finance Committee. As an Audit Partner from 1986 to 2005, she served as the engagement partner for some of KPMG’s largest clients. She subsequently served as an Advisory Partner from 2005 to 2010 focusing on the Internal Audit, Risk and Compliance Practice. Concurrently, she was the Partner-in-Charge of the Southeast Consumer Markets practice. She currently serves as a director and audit committee chair of Fibrocell Science, Inc. and as a director and audit committee member of AquaBounty Technologies Inc. Ms. St.Clare holds a BS in accounting from California State University, Long Beach.
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
Robert Dale was appointed President, APAC & Global Healthcare in June 2014. Mr. Dale is responsible for the strategic and operational management of our business in the Asia region and the Company’s global strategy and growth of our hygiene applications. Prior to his current role, Mr. Dale served as the President, APAC & Global Hygiene since January 2014 and served as the Senior Vice President and General Manager of the Asia region since January 2013. From April 2012 to January 2013, Mr. Dale served as Vice President & Global Segment Manager-Wipes & Filtration. From July 2007 to April 2012, Mr. Dale was our Senior Vice President, Research & Development. Mr. Dale has been a key employee of the Company since 1991, serving in a variety of commercial and operating roles. Prior to joining the Company, Mr. Dale held progressively more responsible positions in operations, process engineering, quality management and regulatory affairs at Johnson & Johnson, Kendall Health Care and Milliken. Mr. Dale is a graduate of the University of Georgia and received an MBA from Georgia Regents University.
Herminio de Freitas joined the Company in June of 2014 as President, South America & Global Hygiene following the acquisition of Companhia Providência Industria e Comercio. Mr. de Freitas is responsible for the strategic and operational management of our business in the South American region and the Company’s global strategy and growth of our hygiene applications. Prior to joining the Company, Mr. de Freitas was Chief Executive Officer of Providência since 2007. During the period from 1983 to 2006, he held several positions in Petropar S.A. and its subsidiaries, among them, Plant Manager of Fitesa North America, Director of Fitesa S.A. and Chief Financial and Investor Relations Officer for Petropar S.A. Mr. de Freitas holds a degree in Chemical Engineering from the Universidade Federal do Rio Grande do Sul. He also completed a Program for Management Development (PMD) at Harvard Business School.

Jean-Marc Galvez was appointed President, EMEA & Global Building and Geosynthetics in January 2014. Mr. Galvez is responsible for the strategic and operational management of our business in the EMEA region and the Company’s global strategy and growth of our building and geosynthetics applications. Prior to his current role, since April 2012, Mr. Galvez served as the Senior Vice President and General Manager of the EMEA region. Mr. Galvez joined the Company in July 2011 as the Vice President of Sales, Marketing and Development for the EMEA region. Prior to joining the Company, he was the Global Commercial General Manager at Merquinsa from May 2002 to July 2011. He has also held various commercial roles of increasing responsibility at Monsanto and Dow Chemical. Mr. Galvez holds a master's and bachelor's degree in chemical engineering from École Nationale Supérieure de Chimie of Montpellier, a PDG (general manager executive education) from IESE Business School, and has completed an executive finance course at Insead.
Scott Tracey was appointed President, Americas & Global Wipes and Technical Specialties in May 2014. Mr. Tracey is responsible for the strategic and operational management of our business in the North America region and the Company’s global strategy and growth of our wipes and technical specialties applications. Prior to his current role, Mr. Tracey served as the President, Americas & Global Wipes and Technical Specialties from April 2012 to May 2014. From December 2009 to April 2012, Mr. Tracey served as the Senior Vice President and General Manager of the EMEA region. Mr. Tracey joined the Company in 2004 as Vice President, Sales and Marketing, Branded and has held various positions including U.S. Vice President of Sales, Marketing and Business Development. Prior to joining the Company, Mr. Tracey held multiple leadership positions at SOLO, Sweetheart Cup, Fonda Group and Anchor Packaging. Mr. Tracey received a BS in Marketing from Indiana University and an MBA from Georgia State University.
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
Robert Holmes joined the Company in July 2014 as the Senior Vice President of Global Human Resources and Employee Communications. In this role, Mr. Holmes assumed responsibility for the global talent, development, recruiting, total rewards and all aspects of the human resources agenda for the Company. Prior to joining the Company, Mr. Holmes was with Applied Materials from January 2013 to July 2014 where he served as Vice President of Human Resources, Worldwide Operations from January 2013 to September 2013, and then was asked to serve as Vice President of Human Resources for all of the Global Corporate Functions. Prior to joining Applied Materials, Mr. Holmes held executive roles with Nokia Networks from May 2009 to January 2013, and before that, held several roles of increasing responsibility with Nortel. Mr. Holmes holds a BS in Computer Engineering from The Ohio State University and an MBA for the Kelly School of Business at Indiana University.
Governance Matters
Background and Experience of Directors and Executive Officers
When considering whether directors and nominees have the experience, qualifications, attributes or skills, taken as a whole, to enable our Board of Directors to satisfy its oversight responsibilities effectively in light of the Company's business and structure, our Board of Directors focuses primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth immediately above. We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of the Company's business. In particular, the members of our Board of Directors considered the following important characteristics of our directors: (i) Mr. Giordano has significant financial and investment experience from his involvement in The Blackstone Group’s investment in numerous portfolio companies and has played active roles in overseeing those businesses, (ii) Mr Zafirovski has significant experience leading high-technology enterprises with significant international operations and his senior executive leadership at Nortel, Motorola and GE enable him to provide unique perspectives on general management, strategic planning, technology development, manufacturing, leadership development, security and financial matters, (iii) Ms. Hagen, our Director and former Chief Executive Officer and President, has extensive experience in leading corporations in the manufacturing sector, including her knowledge and skills in senior management and operations of the Company, among other attributes, (iv) Mr. Alder has extensive knowledge in global manufacturing businesses, as well as manufacturing, technology and executive leadership experience; (v) Mr. Hackney brings financial and executive leadership in a diverse range of businesses; (vi) Ms. St.Clare has expertise in the areas of accounting, audit, governance, risk and compliance matters and (vii) Mr. Foss brings extensive managerial and sales experience in a diverse range of businesses.
In January 2009, Nortel Networks Corporation, for which Mr. Zafirovski served as director, President and Chief Executive Officer, and subsidiary companies, including Nortel Enterprise Solutions, for which Mr. Hackney served as President, filed for bankruptcy protection in the United States, Canada and Europe. Our Board of Directors has concluded that these events do not impair Mr. Zafirovski’s or Mr. Hackney’s ability to continue to serve as a director. Mr. Zafirovski resigned from Nortel on August 9, 2009. Mr. Hackney remained with Nortel Enterprise Solutions until its acquisition by Avaya in December 2009.
Board Committees
Prior to fiscal 2013, the Board of Directors had not established any committees. The full Board of Directors acted on all matters, including those typically delegated to a committee. With the appointment of Ms. St.Clare on February 20, 2013, the Board of Directors established an audit committee and a compensation committee. The audit committee is comprised of Ms. St.Clare, as chair, and includes Messrs. Giordano and Alder as members. The compensation committee is comprised of Mr. Alder, as chair, and includes Mr. Zafirovski as a member.
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

ITEM 11. EXECUTIVE COMPENSATION
Compensation Committee Report
The Compensation Committee has reviewed this Compensation Discussion & Analysis (CD&A) and has discussed it with management. Based on this review and discussion, we approved the inclusion of this CD&A in the Company's Annual Report on Form 10-K for fiscal 2014.
Submitted by the Compensation Committee:

James S. Alder (Chair)
Mike S. Zafirovski
Jason Giordano

Compensation Discussion and Analysis
This section provides an analysis of our compensation program and policies, the material compensation decisions made under those programs and policies, and the material factors considered in making those decisions. This section should be read together with the compensation tables and related footnotes and narratives that appear below that contain specific information about the compensation earned in fiscal 2014 by the following individuals, referred to as our named executive officers:

•	J. Joel Hackney, Jr., President and Chief Executive Officer;

•	Dennis Norman, Executive Vice President and Chief Financial Officer;

•	Barry Murash, President, Global Operations & Business Excellence;

•	Scott Tracey, President, Americas & Global Wipes and Technical Specialties;

•	Daniel L. Rikard, former Senior Vice President, General Counsel, Secretary & Ethics Compliance Officer; and

•	Michael W. Hale, former Senior Vice President and Advisor to Chief Executive Officer.
On July 8, 2013, Mr. Hale, formerly Senior Vice President, Global Supply Chain Lead, accepted the position of Senior Vice President and Advisor to the Chief Executive Officer, effective July 1, 2013 and, on July 9, 2013, announced his planned retirement from the Company effective January 31, 2014. Effective December 31, 2014, Mr. Rikard resigned from the Company to pursue other opportunities.
Following the Merger and continuing through fiscal 2012, the Company did not have a compensation committee. Executive compensation and related decisions were approved by our Board of Directors. On February 20, 2013, we established a compensation committee (the "Compensation Committee") that assumed responsibility for overseeing our executive compensation and benefit policies.
Compensation Philosophy
The Compensation Committee has approved the following four primary objectives of our executive compensation program:

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

•
long-term compensation elements, which include: grants of stock options under the 2011 Scorpio Holdings Corporation Stock Incentive Plan, (the “Holdings Plan”), that vest over a prescribed service period or upon the achievement of financial performance targets, and other benefits provided under retirement plans and termination agreements.

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
Independent Compensation Consultant
In August 2014, the Compensation Committee retained Frederic W. Cook & Co., Inc., an independent compensation consulting firm, to provide, among other things, information and guidance for our compensation program going forward.

Elements of Compensation
As described in greater detail below, each element of short-term and long-term compensation serves a different objective. Base salary provides a known amount of compensation on a regular basis for executive performance that is at an acceptable level. Base salary also reflects the executive officer’s position in the corporate hierarchy, and is primarily based on his or her scope of responsibility, relative value to the Company, and long-term potential. Merit-based increases to base salary are granted (typically within a range of 0% to 6%) to reflect the executive officer’s service and performance during the prior year. Base salary is normally not reduced. The Short Term Incentive Compensation Plan (the “Annual Incentive Plan”), when offered, provides payouts based on the achievement of our financial and operating performance objectives, which includes a modifier for significant personal performance. Equity awards under the Holdings Plan that contained performance or multi-year service vesting schedules are intended to motivate the executive officer to remain with us over the long term and provide performance that is aligned with stockholder interests.
Other than as described below with respect to 2014 base salary adjustments, in fiscal 2014, we did not, and generally we do not, use formalized benchmarking criteria or benchmark compensation to designated peer companies when determining compensation. Historically, material increases for executive officers’ compensation typically happened in three situations: when performance was so outstanding that the Compensation Committee or the Board of Directors, at the recommendation of our Chief Executive Officer ("CEO") (other than with respect to the CEO himself), awarded a cash payout and/or special equity award; when market salary survey data indicated a disparity; or when there was an internal disparity in levels of executive compensation considering the executive officer’s relative responsibilities and experience.
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
Employment Agreements
For retention purposes, the Company entered into employment agreements with Messrs. Hackney, Norman and Hale. See “-Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table - Summary of Certain Named Officer Employment Agreements” below for a full description of the material terms of these agreements.
Base Salary
Executive officer salary levels are designed to ensure that we attract the necessary executive talent in the marketplace and are negotiated at the time of initial employment or promotion. Base salaries are established based on a consideration of the following variables: the scope of individual responsibilities, relative value compared with our other executives, experience, such market factors as the general status of the U.S. and international labor market and economies, previous employer compensation, salary surveys and market intelligence available in relevant publications and from our compensation consultant resources, and the experiences of our directors and management.
Base salaries of employees, including named executive officers, are reviewed at least annually, typically during the first quarter. During this time, our CEO conducts executive performance reviews by identifying accomplishments and areas of strength and development based on performance during the prior year. Our CEO then recommends salary adjustments for the executive officers (other than himself) to the Compensation Committee based on these performance reviews. Salary decisions for the CEO are determined annually by the Compensation Committee after conducting a review of the CEO’s performance in the prior year. Merit-based salary changes, if available, are typically made early in the Company’s second quarter.
For fiscal 2014, merit-based salary changes for our named executive officers (other than Mr. Hale) were reviewed and approved by the Compensation Committee and were made in January 2014. Based on the merits of their personal performance in connection with their annual performance review the Compensation Committee, based on input from Mr. Hackney, determined to increase the base salaries of each of the following named executive officers effective January 1, 2014, as follows: Mr. Norman received an 18% increase (from $360,334 to $425,022), Mr. Tracey received a 17.5% increase (from $334,750 to $393,331) and Mr. Rikard received a 10.5% increase (from $338,780 to $374,323). The Compensation Committee reviewed data from the 2013 Towers Watson Compensation Data Bank (“CDB”) General Industry Executive Compensation Survey Report-U.S. as a reference point in determining the size of the salary increases. This survey collected data from over 1,000 companies on base salary, actual and target bonus, total cash compensation, long-term incentive expected values and total direct compensation. It covered more than 150 benchmark positions and the data was available to participants only.

Payouts under the Annual Incentive Plan
Our Annual Incentive Plan is designed to reward our employees, including our executive officers, for achieving our annual financial and operating goals that are critical to our success and that are aligned with the interests of our stockholders. At the beginning of each fiscal year, the Compensation Committee, based on input from management, sets annual goals. These goals influence the level of performance-based compensation payable under our Annual Incentive Plan, which, if approved for a given year, is typically finalized in April.
During 2014, the Compensation Committee established, and the Board of Directors approved, an Annual Incentive Plan (the “2014 AIP”) and provided cash bonus opportunities under the 2014 AIP targeted at an annual target bonus of 100% of his base salary earned, with a maximum annual bonus of 200% of annual base salary earned for Mr. Hackney, an annual target bonus of 55% of base salary earned, with a maximum annual bonus of 110% of annual base salary earned for Messrs. Norman and Murash, and an annual target bonus of 40% of base salary earned, with a maximum annual bonus of 80% of annual base salary earned for Messrs. Tracey and Rikard.
Pursuant to the terms of the 2014 AIP, Mr. Rikard would not have been eligible for a 2014 AIP award since he resigned prior to the payment date. However, in recognition of his significant contributions made to the Company and given the fact that he was employed through the end of fiscal 2014, the Compensation Committee determined, based on input from management, that it was appropriate to pay him a full-year 2014 AIP award based on actual performance for fiscal 2014. In connection with his departure from the Company in January 2014, Mr. Hale was not entitled to an annual, performance-based cash bonus with respect to fiscal 2014.
Bonus opportunities under the 2014 AIP for the executive officers were based upon achievement of a combination of three company-wide measures: Consolidated EBITDA (weighted at 75.0%), working capital (weighted at 12.5%) and productivity, as measured by net yield (weighted at 12.5%). The definitions of these measures are as follows:

•
Consolidated EBITDA means net income attributable to the Company (“Net Income”), as disclosed in accordance with GAAP or IFRS as applicable: (a) increased by the sum of the following amounts, to the extent decreasing Net Income, without duplication: (i) provision for taxes based on income or profits or capital gains, including, without limitation, state, franchise and foreign withholding taxes; plus (ii) Consolidated Interest Expense as defined in the credit agreement governing our ABL Facility; plus (iii) depreciation and amortization expense; plus (iv) non-cash charges relating to impairment of assets; plus (v) non-cash compensation expenses; plus (vi) restructuring and integration costs; plus (vii) management, monitoring and advisory fees (including termination fees) and related indemnities and expenses paid or accrued under the International Advisory Agreement; plus (viii) fees and expenses directly related to evaluation of potential acquisitions, mergers or consolidation; plus (ix) non-cash litigation charges to reserve for future liabilities; plus (x) factoring fees; plus (xi) lease expense associated with the GE Lease as defined in the credit agreement governing our ABL Facility; (b) decreased by non-cash gains, to the extent increasing Net Income, without duplication, excluding reversals of an accrual or reserve for a potential cash item that previously reduced Net Income; (c) increased or decreased by, to the extent decreasing or increasing Net Income, without duplication: (i) net unrealized gains or losses (after any offset) resulting in such period from hedging obligations and the application of ASC 815 "Derivatives and Hedging"; (ii) net non-operating gains or losses attributable to currency translation and financing transactions; (iii) net gains or losses attributable to asset dispositions; (iv) increases or decreases resulting from adjustments to the tax indemnity asset; (v) increases or decreases resulting from the impact of purchase accounting adjustments; and (vi) other items included in special charges, net or other non-operating items included in other expense (income), as reported on the Company’s Consolidated Statements of Operations; and (d) decreased by, to the extent increasing Net Income, without duplication, any net licensing profits earned by the Company related to its nanotechnology IP or related technologies.

•
Working capital is defined as accounts receivable plus inventory less accounts payable and accrued liabilities. The target metric is calculated based on the average monthly ratio of operating working capital to annualized trailing three months sales.

•	The productivity performance target is measured by net yield, which is derived from the effective yield of the product when recycled or reclaimed material is added back to the product.
We believe evaluating management’s performance based on Consolidated EBITDA and working capital motivated our executive officers and other key employees to focus on key aspects of stockholder value aligned with capital market value drivers and to work together to achieve the Company’s short- and long-term financial goals. Productivity performance was included as a component of our annual incentive compensation program in fiscal 2014 in place of safety performance. The Company determined to replace safety performance with a new performance measure since the Company has established a separate company-wide safety performance incentive program in which all employees, not just the participants in the Annual Incentive Plan, are eligible to receive safety performance awards. Productivity performance was chosen to replace safety performance because it reflects the Company's enhanced focus on economic leadership.
Under the 2014 AIP, the Compensation Committee, based on input from management, set, and the Board of Directors approved, a Consolidated EBITDA target of $200.0 million, with a minimum threshold of $180.0 million and a maximum level of $220.0 million, and a working capital target of 11.5%, with a minimum threshold of 12.5% and maximum of 10.5%. The productivity performance target was set at 95.5%, with a minimum threshold of 94.5% and maximum of 96.5%. No payment would be made under a particular performance measure if the minimum threshold level of achievement was not achieved for that measure, and no additional amount would be paid under a particular performance measure if greater than the maximum level of achievement was achieved for that measure. The Company calculates the actual cash bonus independently for each component based on the assigned weightings and adds them together to determine the total annual cash bonus payout for each executive officer, which total amount is subject to adjustment by a personal performance modifier as described below. The payout percentage equals 50% for the minimum threshold level of achievement, 100% for the target level of achievement and 200% for the maximum level of achievement. For actual results that fall between the specified threshold, target and maximum levels, the resulting payout percentage is adjusted on a linear basis.
Achievement against the performance measures determines the funding of the global bonus pool. After reviewing the strategic, qualitative and quantitative results of the individual regions/countries (including corporate), management recommends an allocation of the global bonus pool among each of the regions/countries (including corporate), which allocation is then reviewed and approved by the Compensation Committee.
Under the 2014 AIP, we have also included a personal performance modifier to adjust individual incentive awards up or down to recognize individual performance or adjust for significant shortfalls in individual performance. The maximum potential upward adjustment was +50% of target based upon exceptional, “above and beyond” contributions, such as significant business impact (both financial/non-financial), results delivery, not just effort, embodiment of our core values, customer (internal/external) satisfaction, operational excellence and process improvement, and teamwork/leadership. The maximum potential downward adjustment was up to -100% of the award based upon performance deficiencies (results or behaviors) or code of conduct violations. The decision to adjust payouts with a personal performance modifier is discretionary and is not tied to a specific list of goals for any individual executives.
In 2014, we achieved Consolidated EBITDA of $200.6 million (outperforming the target and resulting in a payout percentage of 100.25% after adjusting for Annual Incentive Plan-related accruals); operating working capital of 9.6%  (outperforming the maximum and resulting in a payout percentage of 200%); and a net yield of 95.54% (outperforming the target and resulting in a payout percentage of 104.0%).  Based on the weightings for each of the performance measures, the global bonus pool was funded at a combined achievement factor of 113% of target. After reviewing the strategic, qualitative and quantitative result of the regions/countries (including corporate), the Compensation Committee, based on input from management, approved funding the corporate pool in which the eligible named executive officers participate at 110% of target. In addition, for 2014, the Compensation Committee awarded Messrs. Hackney and Norman personal performance modifiers of $187,040 and $51,127, respectively.
2014 Integration Incentive Compensation Plan
On March 26, 2014, the Board of Directors approved the Company's 2014 Integration Incentive Compensation Plan (the “Integration Plan”). The Integration Plan was established to:

•
provide cash-based incentive compensation to certain key employees of the Company, including our named executive officers (other than Mr. Hale, who was no longer employed by the Company when the Integration Plan was established), by directly linking financial rewards to achieving synergies in connection with the Fiberweb Acquisition;

•	increase such key employees’ personal interest in achieving synergies among the Company’s operating units; and

•	enhance the Company’s ability to retain key employees who are integral to execution of integration activity, synergy attainment and overall performance of the Company.
The Compensation Committee oversees the Integration Plan. This includes (1) selection of key employees as participants in the Integration Plan; (2) determination of the cost saving, growth opportunities, and other efficiency goals related to the post-acquisition integration of Fiberweb (“Synergy Goals”) upon which awards under the Integration Plan will be based and assessment of the extent to which they have been achieved (as described below); (3) determination of the applicable incentive percentage that will be multiplied by a participant’s base salary as in effect on March 18, 2014 to determine such participant’s potential award (the “Incentive Target Award”) (as described below); (4) interpretation of the Integration Plan and any document or instrument issued under the Plan; and (5) establishment of rules and regulations for the Integration Plan’s administration.

The potential awards under the Integration Plan are as follows:

•
The Compensation Committee reviewed management's evaluation of the Company’s performance, on a run-rate basis, as of June 30, 2014 for the “Base Synergy Target” (a specific dollar value of Synergy Goals, as determined by the Compensation Committee in its sole discretion). The Base Synergy Target of $28.0 million has been achieved on a run-rate basis. Therefore, if the Company achieves at least 95% of the Consolidated EBITDA target of $200.0 million for 2014, then each eligible participant will receive a cash payment equal to 10% of his or her Incentive Target Award. Since the Consolidated EBITDA target was achieved for 2014, each of the eligible named executive officers earned 10% of their respective Incentive Target Award, which amount will be paid in April 2015.

•
The Compensation Committee will review management's evaluation of the Company’s actual performance as of June 30, 2015 for the Base Synergy Target. If the Compensation Committee determines that the Base Synergy Target has been achieved, and the Company has achieved at least 95% of its Consolidated EBITDA target for 2014, then each eligible participant will receive a cash payment equal to 30% of his or her Incentive Target Award, anticipated to be paid in July 2015 or as soon as administratively practicable thereafter, subject to certain conditions. Since the Consolidated EBITDA target was achieved for 2014, each of the eligible named executive officers will earn 30% of their respective Incentive Target Award if the Base Synergy Target is realized as of June 30, 2015.

•
The Compensation Committee reviewed management's evaluation of the Company’s performance, on a run-rate basis, as of December 31, 2014 for the “Enhanced Synergy Target” (a specific dollar value of Synergy Goals, as determined by the Compensation Committee in its sole discretion). The Enhanced Synergy Target of $36.0 million has been achieved on a run-rate basis. Therefore, if the Company achieves at least 95% of the Consolidated EBITDA target of $200.0 million for 2014, then each eligible participant will receive a cash payment equal to 15% of his or her Incentive Target Award. Since the Consolidated EBITDA target was achieved for 2014, each of the eligible named executive officers earned an additional 15% of their respective Incentive Target Award, which amount will be paid in April 2015.

•
The Compensation Committee will review management's evaluation of the Company’s performance in the aggregate as of December 31, 2015 for the Enhanced Synergy Target. If the Compensation Committee determines that the Enhanced Synergy Target has been achieved, and the Company achieves at least 95% of its consolidated EBITDA target for 2015 (as set by the Compensation Committee), then each eligible participant will receive a cash payment equal to 45% of his or her Incentive Target Award, anticipated to be paid in January 2016 or as soon as administratively practicable thereafter, subject to certain conditions.

To receive payments, participants must remain continuously employed with the Company through the applicable payment date. The Integration Plan will terminate the day after the last incentive payments are made under the Integration Plan, subject to the right of the Compensation Committee to earlier amend or terminate the Integration Plan. The Compensation Committee determined to set the Incentive Target Awards for our named executive officers as follows: Mr. Hackney ($1,054,022), Mr. Norman ($527,027), Mr. Murash ($465,030), Mr. Tracey ($487,759) and Mr. Rikard ($464,192). Since Mr. Rikard resigned from the Company before the applicable payment dates, he is not eligible to receive a payment under the Integration Plan.
Sign-on Bonuses
From time to time, we may award sign-on bonuses in connection with the commencement of an NEO’s employment with us. Sign-on bonuses are used only when necessary to attract highly skilled officers to the Company. Generally they are used to incentivize candidates to leave their current employers, or may be used to offset the loss of unvested compensation they may forfeit as a result of leaving their current employers. In fiscal 2014, in order to attract to Mr. Murash to the position of Chief President, Global Operations & Business Excellence, Mr. Murash was awarded a sign-on bonus of $500,000 in connection with the commencement of his employment with us. The sign-on bonus is payable in four equal installments of $125,000, subject to his continued employment through each applicable payment date. The first installment was paid after 30 days of employment with the Company, the second installment was paid on January 15, 2105 and the remaining installments are scheduled to be paid on January 15, 2016 and 2017. Any sign-on cash bonus received is subject to repayment to the Company on a prorated basis if Mr. Murash voluntarily leaves the Company before completing 24 months of continuous employment.
Perquisites and other Personal Benefits
We provide certain executive officers with several perquisites and other personal benefits as additional compensation that the Board of Directors believes are reasonable and consistent with our overall compensation philosophy. We believe that perquisites should not comprise a significant component of compensation. These benefits are not paid through any formal compensation plan and are paid on a case-by-case basis. Benefits may vary among the executive officers based on business purpose. In certain instances, we may reimburse relocation expenses, pay relocation bonuses and provide tax gross-ups to executives who are required to move to another Company location due to promotions, reorganization or relocation of offices.

For 2014, perquisites were paid in keeping with our compensation philosophy to enhance our ability to attract top-level management and to ensure the retention of key-impact executives. Please see footnote (7) to the “Summary Compensation Table” below for detail regarding the perquisites and other personal benefits received by our named executive officers during fiscal 2014.
Long-term Incentive Compensation
Upon consummation of the Merger, Holdings adopted the Holdings Plan, for our employees, directors, and certain other service providers and independent contractors. As part of our new equity-based arrangements with our employees, our senior management employees used cash proceeds from the sale of their Company common stock and the cashing out of all outstanding equity awards to purchase shares of Holdings. In addition, Holding's board of directors granted options to purchase shares of Holdings to those management employees who made the minimum required equity investment in the Company. These arrangements were designed to more closely align our management’s interest with those of our stockholders and to incentivize our management employees to remain in our service by providing them with an opportunity to acquire equity interests in the Company.
The specific sizes of the option grants made to our named executive officers were determined based on the Board of Directors’ business judgment in light of Blackstone's practices with respect to management equity programs at other private companies in its portfolio, the executive officer’s position and level of responsibilities within our company and the size of the executive officer’s equity investment in Holdings. Historically, grants have not been made on an annual basis, and instead are made upon an executive's commencement of employment with us, when an executive receives promotions into more senior level positions or in connection with the completion of special projects. For example, on February 5, 2014, we granted Messrs. Murash, Tracey and Rikard the following number of options under the Holdings Plan: Mr. Murash 1,800 (including 600 time-vesting options and 1,200 exit-vesting options); Mr. Tracey 100 (including 33.33 time-vesting options and 66.67 exit-vesting options); and Mr. Rikard, 134.8 (including 44.93 time-vesting options and 89.87 exit-vesting options). Mr. Murash’s award was granted in connection with his commencement of employment with us on January 20, 2014. Mr. Tracey’s award was granted in recognition of his promotion to President, Americas & Global Wipes and Technical Specialties. Mr. Rikard’s award was granted in recognition of his contributions to the completion of the Fiberweb Acquisition. The Holdings Plan also permits us to grant other types of equity-based awards such as restricted stock units, stock appreciation rights, restricted stock and other "full value" awards. For example, in connection with Mr. Hackney’s appointment as President and Chief Executive Officer in fiscal 2013, we granted him 3,000 restricted stock units under the Holdings Plan. See “-Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” below for a full description of the material terms of the equity awards granted to our named executive officers under the Holdings Plan.
Retirement Benefits
In addition to current and long-term incentive compensation, we provide retirement benefits to the named executive officers. The amount of retirement benefits provided are designed to attract and retain highly qualified executives and may depend on the retirement plans in place in the region where the named executive is employed. We currently provide defined contribution and savings plan benefits to our named executive officers in the form of a qualified 401(k) plan in the United States. The named executive officers are eligible to receive the same level of matching Company 401(k) contributions as all our employees under this plan. See footnote (7) to the “Summary Compensation Table” below for detailed information regarding this compensation. We do not have a defined benefit plan for any of our named executive officers.
In 2012, the Board of Directors approved the establishment of an unfunded, deferred compensation plan for a select group of management or highly compensated employees of the Company (the "PGI Executive Savings Plan”). The PGI Executive Savings Plan is an unfunded plan maintained by the Company primarily for the purpose of providing a select group of management or highly compensated employees of the Company with an opportunity to defer all or part of the compensation payable to such employees (and is intended to be within the exemptions therefore in, without limitation, sections 201(2), 301(a)(3) and 401(a)(1) of ERISA and section 2520.104-23 of the U.S. Department of Labor Regulations). The PGI Executive Savings Plan is intended to be "unfunded" for purposes of both ERISA and the Code. The PGI Executive Savings Plan is not intended to be a qualified plan under section 401(a) of the Code; rather, the PGI Executive Savings Plan is intended to be a "nonqualified" plan. Our named executive officers do not currently participate in the PGI Executive Savings Plan.
Termination Benefits
We believe that severance protection arrangements are necessary to attract and retain the talent necessary for our long-term success. We view our severance protection arrangements as recruitment and retention devices that help secure the continued employment and dedication of our named executive officers, including when we are considering strategic alternatives.
Mr. Hackney and Mr. Norman each have severance protection arrangements as part of their respective employment agreements. Under the terms of these severance arrangements, each of these named executive officers is entitled to severance benefits if he is terminated by us without “cause” or by him for “good reason” (as such terms are defined in their respective employment agreements). In addition, Messrs. Murash and Tracey have each entered into a separate severance protection agreement with us. See “-Potential Payments Upon Termination or Change in Control” for descriptions of these arrangements.
In addition, Messrs. Rikard and Hale each had a severance protection arrangement with us either as part of his respective employment agreement, in the case of Mr. Hale, or separately, in the case of Mr. Rikard. Mr. Rikard resigned from the Company on December 31, 2014 and pursuant to the terms of his severance protection arrangement, he was not entitled to any severance payments or benefits. However, in recognition of his significant contributions made to the Company and given the fact that he was employed through the end of fiscal 2014, the Compensation Committee determined, based on input from management, that it was appropriate to pay him a full-year 2014 AIP award based on actual performance for fiscal 2014 and Holdings agreed to extend the post-termination exercise period for his vested time-vesting options. See “-Potential Payments Upon Termination or Change in Control” for descriptions of these severance arrangements and the option award modifications with respect to Mr. Rikard.
Certain Accounting Considerations
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

Summary Compensation Table
The following table presents a summary of compensation for our Chief Executive Officer, our Chief Financial Officer and each of our other named executive officers:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)(4)	Stock Awards ($)	Option Awards ($)(5)	Non-Equity Incentive Plan Compensation ($)(6)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(7)	Grand Total ($)
J. Joel Hackney Jr. (1)	2014	$850,000	$187,004	$—	$—	$1,198,525	—	$77,655	$2,313,184
President & Chief Executive	2013	434,817	606,448	3,000,000	1,137,980	—	—	151,256	5,330,501
Officer

Dennis Norman	2014	425,022	51,127	—	—	387,390	—	17,466	881,005
Executive Vice President &	2013	357,506	—	—	—	108,146	—	16,021	481,673
Chief Financial Officer	2012	342,687	61,956	—	—	126,522	—	16,153	547,318

Barry Murash	2014	360,600	125,000	—	305,568	325,694	—	69,903	1,186,765
President, Global Operations
and Business Excellence

Scott Tracey	2014	393,331	—	—	16,976	278,380	—	17,029	705,716
President, Americas & Global
Wipes and Technical Specialties

Daniel L. Rikard (2)	2014	374,323	—	—	22,883	164,111	—	18,109	579,426
Senior Vice President, General
Counsel, Secretary

Michael W. Hale (3)	2014	35,394	—	—	—	—	—	727,758	763,152
Former Senior Vice President,	2013	456,510	—	—	—	138,094	—	18,623	613,227
Advisor to CEO	2012	437,584	79,113	—	—	161,558	—	17,841	696,096

(1)	Mr. Hackney joined the Company in June 2013 as President and Chief Executive Officer.

(2)	Mr. Rikard resigned from the Company on December 31, 2014.

(3)	Mr. Hale retired from the Company on January 31, 2014.

(4)
For 2014, amounts reported for Messrs. Hackney and Norman reflect the portion of the bonus awarded by the Compensation Committee under the 2014 AIP as a result of the personal performance modifier. For 2014, amount reported for Mr. Murash reflects the first installment of his sign-on cash bonus in connection with him joining the Company as President, Global Operations & Business Excellence on January 20, 2014. This payment is subject to repayment to the Company on a prorated basis if Mr. Murash voluntarily leaves the Company before completing 24 months of continuous employment. Amount reported for Mr. Hackney for 2013 reflects a sign-on cash bonus in connection with him joining the Company as President and Chief Executive Officer on June 19, 2013. For 2012, reflects the portion of the bonus awarded by the Board of Directors under the 2012 AIP as a result of the application of the personal performance modifier. For 2013, the Compensation Committee determined not to adjust any of the 2013 AIP awards with a personal performance modifier.

(5)
Represents the grant date fair value of all option awards issued during the respective period, calculated pursuant to ASC 718. For a discussion of the assumptions and methodologies used to calculate the amounts reported for 2014, please see the discussion of non-qualified stock option awards contained in Note 15. Equity Compensation Plans to our audited consolidated financial statements included elsewhere in this Report. Achievement of the performance conditions for the exit-vesting portions of the option awards was not deemed probable on the date of grant, and accordingly, pursuant to the SEC’s disclosure rules, no value is included in this table for those portions of the awards.

(6)
Amounts for non-equity incentive plan compensation reflect payments under the Annual Incentive Plan for annual performance prior to the application of the personal performance modifier, if any, paid in April of the subsequent year. For 2014, amounts also reflect 25% of the Incentive Target Award earned under the Integration Plan by the eligible named executive officers. In connection with his departure from the Company in 2014, Mr. Hale was not entitled to an annual, performance-based cash bonus with respect to fiscal 2014. In addition, in connection with their respective departures from the Company, Messrs. Rikard and Hale are not eligible for incentive payments under the Integration Plan.

(7)	All Other Compensation for the named executive officers in fiscal 2014 is as follows:

	Mr. Hackney	Mr. Norman	Mr. Murash	Mr. Tracey	Mr. Rikard	Mr. Hale
Company Contributions to Defined Contribution and Savings Plans	$14,131	$15,600	$13,858	$15,600	$15,600	$—
Life Insurance Premiums Paid by the Company	1,864	612	1,273	819	983	721
Severance payments and benefits (1)	—	—	—	—	—	727,037
Perquisites:
Car Usage (2)	20,000	—	—	—	—	—
Relocation (3)	41,233	—	54,732	—	—	—
Other Perquisites (4)	427	1,254	40	610	1,526	—
Total All Other Compensation	$77,655	$17,466	$69,903	$17,029	$18,109	$727,758

(1)
Amounts reflect $727,037 of severance payments and benefits pursuant to the terms of Mr. Hale's employment agreement (consisting of a $653,757 in severance payments, $53,091 paid for accrued and unused vacation days and $20,189 paid for continued participation in our medical, dental, and hospitalization benefit plans from February 1, 2014 through the end of the fiscal year). See “-Potential Payments upon Termination or Change in Control-Departures of Mr. Hale and Mr. Rikard - Mr. Hale.”

(2)	Pursuant to Mr. Hackney's employment agreement, he is responsible for any automobile costs in excess of $20,000 per year.

(3)	Mr. Murash’s relocation benefits are subject to repayment to the Company on a prorated basis if Mr. Murash voluntarily leaves the Company before completing 24 months of continuous employment.

(4)	Other perquisites are primarily comprised of reimburesments for subscriptions, seminars, professional membership fees and annual credit card fees.
2014 Grants of Plan-Based Awards
The following table presents information regarding grants of plan-based awards to named executive officers during the 2014 fiscal year:

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards				All Other Stock Awards; Number of Shares of Stock or Units (#)	All Other Option Awards; Number of Securities Underlying Options (#)(6)	Exercise or Base Price of Option Awards ($/Sh)(7)	Grant date Fair Value of Stock & Option Awards (8)
Name		Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)(5)		Maximum (#)

Mr. Hackney	(1)	N/A	$53,125	$850,000	$1,700,000	—	—		—	—	—	$—	$—
	(2)	N/A	105,402	1,054,022	1,054,022	—	—		—	—	—	—	—

Mr. Norman	(1)	N/A	14,610	233,762	467,524	—	—		—	—	—	—	—
	(2)	N/A	52,702	527,027	527,027	—	—		—	—	—	—	—

Mr. Murash	(1)	N/A	12,396	198,330	396,660	—	—		—	—	—	—	—
	(2)	N/A	46,503	465,030	465,030	—	—		—	—	—	—	—
		2/5/2014	—	—	—	—	1,200.000		—	—	600.000	1,000	305,568

Mr. Tracey	(1)	N/A	9,833	157,332	314,664	—	—		—	—	—	—	—
	(2)	N/A	48,776	487,759	487,759	—	—	—	—	—	—	—	—
		2/5/2014	—	—	—	—	66.667		—	—	33.333	1,000	16,976

Mr. Rikard (3)	(1)	2/5/2014	9,358	149,729	299,458	—	—		—	—	—	—	—
	(2)	N/A	46,419	464,192	464,192	—	—		—	—	—	—	—
		2/5/2014	—	—	—	—	89.867		—	—	44.933	1,000	22,883

Mr. Hale (4)	(1)	N/A	—	—	—	—	—		—	—	—	—	—
	(2)	N/A	—	—	—	—	—		—	—	—	—	—

(1)
Amounts represent awards payable under our 2014 AIP. See "- Elements of Compensation - Payouts under the Annual Incentive Plan" above for a description of our 2014 AIP. Amounts reported for Mr. Murash reflect a pro-rated 2014 AIP award based on his January 20, 2014 employment start date.

(2)	Amounts represent awards payable under the Integration Plan. See "- Elements of Compensation - 2014 Integration Incentive Compensation Plan" above for a description of the Integration Plan.

(3)
In connection with his retirement from the Company in 2014, Mr. Hale was not eligible for an award under the Integration Plan and was not entitled to an annual, performance-based cash bonus with respect to fiscal 2014. In connection with his resignation from the Company on December 31, 2014, Mr. Rikard is not eligible for an incentive payment under the Integration Plan.

(4)
The option awards reported above are divided into two tranches for vesting purposes: one-third are time-vesting options and two-thirds are exit-vesting options. The exit-vesting options are reported as an equity incentive plan award in the “Estimated Future Payouts Under Equity Incentive Plan Awards” column, while the time-vesting options are reported as an all other option award in the “All Other Option Awards: Number of Securities Underlying Options” column. See “-Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table " below.

(5)	The exercise price of $1,000 per share represents the fair market value of Holdings common shares on the date of grant.

(6)
Represents the grant date fair value of the option awards, calculated in accordance with ASC 718 and utilizing the assumptions in Note 15. Equity Compensation Plans to our audited consolidated financial statements included elsewhere in this Report. The value at the grant date for the exit-vesting portions of the option awards is based upon the probable outcome of the performance conditions. See footnote (5) to the Summary Compensation Table.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table
The items described below support the data reported in the Summary Compensation Table and the 2014 Grants of Plan-Based Awards table.
Summary of Certain Named Officer Employment Agreements
Employment Agreement with Mr. Hackney
The Company entered into an employment agreement with Mr. Hackney to serve as our President and Chief Executive Officer effective June 19, 2013 (the "2013 CEO Agreement"). The 2013 CEO Agreement initially entitled Mr. Hackney to receive an annual base compensation of $850,000 and an annual target bonus of 100% of his base compensation, with a maximum annual bonus of 200% of his base compensation, determined based upon the achievement of performance criteria as established by our Board of Directors in consultation with Mr. Hackney. In lieu of Mr. Hackney's participation in the 2013 AIP, he received a sign-on bonus in an amount equal to his annual base salary adjusted by the number of days employed during 2013, plus $150,000, payable within 30 days of the effective date of his employment. A description of the potential payments and benefits that Mr. Hackney is entitled to upon his termination under the 2013 CEO Agreement is set forth below in “-Potential Payments Upon Termination or Change in Control.”
Employment Agreements with Mr. Norman
On January 28, 2011, in connection with the Merger, the Company entered into an employment agreement with Mr. Norman to serve as our Chief Financial Officer (the “2011 CFO Agreement”). The employment agreement entitles Mr. Norman to receive a current annual base compensation of $349,830 and an annual target bonus of 55% of his base compensation, with a maximum annual bonus of 110% of his base compensation, determined based upon the achievement of performance criteria as established by our Board of Directors in consultation with the Chief Executive Officer. A description of the potential payments and benefits that Mr. Norman is entitled to upon his termination under the 2011 CFO Agreement is set forth below in “-Potential Payments Upon Termination or Change in Control.”
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
The Company and Mr. Hale entered into an amendment to the 2011 COO Agreement on June 14, 2012 (the “2012 COO Amendment”). The 2012 COO Amendment changed Mr. Hale's title from Chief Operating Officer to Senior Vice President, Global Supply Chain Lead. In addition, the 2012 COO Amendment reduced Mr. Hale's annual base salary from $431,600 to $275,002 effective June 14, 2012. As a result of the transition of his responsibilities, the 2012 COO Amendment also provided for a monthly payment of $13,050 (the "Transition Compensation") for the period from May 1, 2012 to December 31, 2013 (the "Transition Period").
For Mr. Hale, the 2012 COO Amendment also modified his bonus opportunity. Mr. Hale's annual target bonus for his base compensation was lowered from 55% to 40% of his base compensation earned, with a maximum bonus opportunity equal to 80% of his base compensation. As a result of the transition of his responsibilities, the 2012 COO Amendment also provided for a transition bonus opportunity equal to the sum of (1) a target of 15% up to a maximum of 30% of his base compensation earned, and (2) a target of 55% up to a maximum of 110% of the Transition Compensation earned for each fiscal year or portion thereof during the Transition Period.
On July 8, 2013, Mr. Hale accepted the position of Senior Vice President and Advisor to Chief Executive Officer, effective July 1, 2013. Other than the change in title and role, all of the terms and conditions of his 2012 COO Amendment remained as indicated. However, the Company agreed to certain modifications to his option awards as described below in "-Awards Under the Holdings Plan - Additional Option Award Modifications." On July 9, 2013, Mr. Hale notified the Company that he would be retiring from the Company on January 31, 2014. A description of the payments and benefits that Mr. Hale is entitled to under the

2011 COO Agreement, as amended by the 2012 COO Amendment, is set forth below in “-Potential Payments Upon Termination or Change in Control.”
Awards Under the Holdings Plan
Upon consummation of the Merger, we adopted the Holdings Plan for our employees, directors, and certain other service providers and independent contractors. All equity-based awards received by our named executive officers were granted under, and subject to the terms of, the Holdings Plan.
Of the initial options to purchase shares of Holdings granted in connection with the Merger (and prior to the amendments discussed below), one-third vested based on the passage of time, one-third vested based on the achievement of certain annual performance goals established by Holdings' board of directors, and one-third vested based on the achievement of cumulative investment returns by Blackstone upon exiting its investment in the Company which satisfy both a total return on investment hurdle and an internal rate of return hurdle of 20%, in all cases generally subject to the holder's continued employment through the applicable vesting date.
During 2013, Holdings' board of directors reviewed the historical and projected financial performance of the Company in regard to the satisfaction of the performance-vesting options and exit-vesting options. Under the then-current vesting conditions, a performance-based option would become vested if certain free cash flow targets were achieved in either a given fiscal year or based on cumulative targets over multiple fiscal years. As none of these targets had been achieved since the date of grant with respect to any outstanding performance-vesting options and, based on recent performance, were not expected to be satisfied in the next several years, we decided to commence an offer to all eligible option holders, including each of the named executive officers (other than Messrs. Hackney and Murash) to modify the terms of all performance-vesting and exit-vesting options. All of the eligible option holders elected to participate and, as a result, on August 30, 2013, the vesting terms for all performance-vesting options were modified to vest on terms similar to the existing exit-vesting options. In addition, the required annual internal rate of return for both the existing exit-vesting options and the modified performance-vesting options was reduced from 20% to 15%.
During 2014, the Company granted options to Messrs. Murash, Tracey and Rikard. One-third of the options are time-vesting options and two-thirds of the options are exit-vesting options.
Vesting Terms of Option Awards.
The following describes the general terms of the options granted to our named executive officers. The terms and vesting conditions are as of December 31, 2014 and do not reflect previously in place conditions.

•
Time-Vesting Options. Other than with respect to the time-vesting options granted to Messrs. Murash, Tracey and Rikard in fiscal 2014, which vest in two equal annual installments on each of the first two anniversaries of the applicable vesting reference dates, the time-vesting options vest in five equal annual installments beginning on the respective grant date, subject to the executive’s continued employment with us. These options will become fully vested upon a change in control that occurs during his or her employment with us, or during the 90 days following terminations of his or her employment without “cause” or with “good reason” or due to death or "disability" (as such terms are defined in the option award agreement or the Holdings Plan, as applicable). In addition, if the executive’s employment is terminated (1) by us without cause, (2) by the executive as a result of his or her resignation with good reason or (3) as a result of the executive’s death or disability, an additional number of these time-vesting options will vest equal to the number that would have vested over the 12-month period following the applicable termination date. Any other time-vesting options that remain unvested on termination of employment or do not vest as described above will be forfeited.

•
Exit-Vesting Options. The exit-vesting options will vest on the date, if ever, that Blackstone receives cash proceeds from its investment in the Company aggregating in excess of 2.0 times Blackstone's cumulative invested capital in the Company’s securities, and such cash proceeds also result in an annual internal rate of return of at least 15% on its cumulative invested capital in the Company’s securities, subject to her or his continued employment with us through such date. In addition, if an executive’s employment is terminated (1) by us without cause, (2) by the executive as a result of her or his resignation with good reason or (3) as a result of the executive’s death or disability, the exit-vesting options will remain outstanding and eligible to vest for 12 months following the applicable termination date. Any other exit-vesting options that remain unvested on termination of employment or do not vest as described above will be forfeited.

•
Post-Termination Exercise Rights. Any part of a named executive officer's stock option award that is vested upon termination of employment by us without cause or by the executive with good reason will generally remain outstanding and exercisable for 90 days after termination of employment (or, if later, until the 90th day following the date on which the options vest), although this period is extended to one year (or, if later, the first anniversary of the date on which the option vests) if the termination of employment is due to death or disability, and is shortened to 10 days if the named executive officer resigns without good reason. Vested options will immediately terminate if the named executive officer’s employment is terminated by us for cause or if the named executive officer violates any of the restrictive covenants described below.
Additional Option Award Modifications
In connection with Mr. Hale’s change in position from Senior Vice President, Global Supply Chain Leader to Senior Vice President and Advisor to the Chief Executive Officer, pursuant to a letter agreement dated as of July 3, 2013, Holdings agreed to modify Mr. Hale’s option awards to provide that any unexercised time-vesting options vested upon a termination of employment will remain exercisable until the earlier of (1) the expiration date of the options or (2) such earlier date that he engages in a “competitive activity”, which is defined as providing services to one of our competitors at any time (regardless of whether the conduct would violate a restrictive covenant) or otherwise breaches any restrictive covenant. In addition, Holdings agreed to waive any call rights with respect to any shares of Holdings stock acquired by Mr. Hale upon exercise of his vested stock options, unless Mr. Hale breaches any restrictive covenant.
Mr. Hackney 2013 Awards
In connection with Mr. Hackney’s appointment as President and Chief Executive Officer, effective as of June 19, 2013, we granted Mr. Hackney 6,000 options (including 2,000 time-vesting options and 4,000 exit-vesting options) and 3,000 Restricted Stock Units under the Holdings Plan. The vesting terms of the time and exit-vesting options are the same as the vesting terms of the options previously granted to our other named executive officers, as modified and as described above. Under the Holdings Plan, the Restricted Stock Units will become vested and will be settled in shares of Holdings on the earlier of (1) the third anniversary of the date of grant and (2) termination of Mr. Hackney’s employment without “cause”, for “good reason”, or as result of death or “disability” (as such terms are defined in the restricted stock unit award agreement or the Holdings Plan, as applicable). Dividend equivalent shares will accrue if dividends are paid on Holdings common stock and will vest proportionately with the Restricted Stock Units to which they relate. In the event that Mr. Hackney is terminated by the Company for cause or by Mr. Hackney while grounds for cause exist, all Restricted Stock Units granted (whether or not then vested) as well as any accrued dividend equivalent shares will be forfeited. In the event of a change in control, all Restricted Stock Units granted (whether or not then vested) shall be distributed to Mr. Hackney effective as of immediately prior to the change in control.
Additional Terms of Equity-Based Awards

•
Call Rights. As a condition to purchasing shares of Holdings (which was a condition to receiving equity-based awards at the time of the Merger), or as a condition to exercising any stock option, each named executive officer was required to enter into a management equity subscription agreement under the Holdings Plan with Holdings. These agreements generally govern the named executive officer’s rights with respect to any common shares of Holdings stock acquired on exercise of vested stock options or settlement of Restricted Stock Units, to the extent applicable. Under the subscription agreement, Holdings and Blackstone have rights to repurchase any shares a named executive officer may have acquired upon exercise of his options or settlement of Restricted Stock Units, to the extent applicable. Specifically, if (1) the executive’s employment is terminated by us with “cause”, (2) the executive terminates employment when grounds for a termination with “cause” exist, (3) the executive commenced employment after the Transactions and terminates employment without “good reason” prior to the third anniversary of their hire date, or (4) the executive violates a restrictive covenant (as described below), then Holdings and Blackstone have the right for a specified period following the applicable event to cause the executive (or her or his permitted transferees) to sell to us all shares held by her or him at the lesser of fair market value thereof and cost. For any shares so repurchased, this means any increase in value will effectively be forfeited.

•
Restrictive Covenants and Clawback. As a condition of receiving their equity-based awards, our named executive officers have also agreed to certain restrictive covenants, which are contained in the award agreements pursuant to which the options or Restricted Stock Units, as applicable, were granted and are in addition to any other restrictive covenants agreed to by our named executive officers. While employed and for 12 months following their termination of employment (or such longer period as the executive is eligible to receive severance payments pursuant to any other written agreement with the Company or its affiliates), named executive officers are prohibited from competing with us and from soliciting our employees and customers. The award agreements also contain covenants on the rights to work product and an indefinite restriction on the named executive officer’s disclosure of our confidential information. As described above, we have the right to purchase our named executive officers’ shares of our common stock in the event of a breach of these restrictive covenants during the periods covered by the restrictive covenants. In addition, if a named executive officer breaches any of these restrictive covenants or the Company determines after termination that grounds for a termination for cause existed, we have the right to “clawback” and recover any gains the named executive officer may have realized with respect to his or her awards or any shares issued in respect thereof.
2014 Outstanding Equity Awards at Fiscal Year-End
The following table presents information regarding outstanding equity awards held by named executive officers at the end of the 2014 fiscal year.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)(2)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(3)	Market Value of Shares or Units That Have Not Vested ($)(4)	Equity Incentive Plan Awards; Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($)

Mr. Hackney	400.000	1,600.000	4,000.000	$1,000	6/19/2023	3,000	3,000,000	3,000	3,000,000

Mr. Norman	452.172	301.448	1,507.240	1,000	1/28/2021	—	—	—	—

Mr. Murash	—	600.000	1,200.000	1,000	2/05/2024	—	—	—	—

Mr. Tracey	141.306	94.204	471.020	1,000	1/28/2021	—	—	—	—
	33.334	33.336	133.330	1,000	6/21/2022	—	—	—	—
	32.608	65.216	195.646	1,000	4/01/2023	—	—	—	—
	—	33.333	66.667	1,000	2/05/2024	—	—	—	—

Mr. Rikard (5)	113.046	—	—	1,000	1/28/2021	—	—	—	—

Mr. Hale (6)	452.172	—	—	1,000	1/28/2021	—	—	—	—

(1)
The vesting dates of the time-vesting options are set forth below. In addition, as described in “-Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table-Awards under the Holdings Plan” above and “-Potential Payments Upon Termination or Change in Control” below, all or a portion of each time-vesting option grant may vest earlier in connection with a change in control or certain terminations of employment.

Date	Mr. Hackney	Mr. Norman	Mr. Murash	Mr. Tracey	Mr. Rikard	Mr. Hale
January 20, 2015	—	—	300.000	—	—	—
January 28, 2015	—	150.724	—	47.102	—	—
February 5, 2015	—	—	—	16.666	—	—
April 19, 2015	—	—	—	32.608	—	—
May 1, 2015	—	—	—	16.668	—	—
June 19, 2015	400.000	—	—	—	—	—
January 20, 2016	—	—	300.000	—	—	—
January 28, 2016	—	150.724	—	47.102	—	—
February 5, 2016	—	—	—	16.667	—	—
April 19, 2016	—	—	—	32.608	—	—
May 1, 2016	—	—	—	16.668	—	—
June 19, 2016	400.000	—	—	—	—	—
June 19, 2017	400.000	—	—	—	—	—
June 19, 2018	400.000	—	—	—	—	—
Total	1,600.000	301.448	600.000	226.089	—	—

(2)
Reflects unvested outstanding exit-vesting options which ordinarily become vested as described in "-Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table - Awards Under the Holdings Plan" above.

(3)
Mr. Hackney's Restricted Stock Units vest on June 19, 2016, the third anniversary of the date of grant. In addition, as described in “-Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table-Awards Under the Holdings Plan” above and “-Potential Payments Upon Termination or Change in Control” below, the Restricted Stock Units may vest earlier upon in connection with a change in control or certain terminations of employment.

(4)	Based upon a market value of Holdings common stock of $1,000 per share as of December 31, 2014.

(5)
As described in “-Elements of Compensation-Termination Benefits” above and “-Potential Payments Upon Termination or Change in Control” below, in connection with Mr. Rikard's resignation, Holdings agreed to modify his option awards to provide that all of his remaining time-vesting options that were vested upon his departure date will remain exercisable until the earlier of (1) the expiration date of the options or (2) such earlier date that he breaches any restrictive covenant. All other time-vesting and exit-vesting options that were not vested upon his departure were immediately forfeited.

(6)
As described in “-Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table-Awards Under the Holdings Plan Table-Additional Option Award Modifications” above and “-Potential Payments Upon Termination or Change in Control” below, in connection with Mr. Hale's change in position from Senior Vice President, Global Supply Chain Leader to Senior Vice President and Advisor to the Chief Executive Officer, Holdings agreed to modify his option awards, pursuant to a letter agreement dated July 1, 2013, to provide that all of his remaining time-vesting options that were vested upon his departure date will remain exercisable until the earlier of (1) the expiration date of the options or (2) such earlier date that he breaches any restrictive covenant or otherwise engages in a competitive activity. All other time-vesting and exit-vesting options that were not vested upon his departure were immediately forfeited.

Option Exercises and Stock Vested in Fiscal 2014
During 2014, the named executive officers did not exercise any options or similar instruments or vest in any other stock or similar instruments.
Pension Benefits
We have no pension benefits for the named executive officers.
Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans
Our named executive officers do not currently participate in the PGI Executive Savings Plan.
Potential Payments Upon Termination or Change in Control
The Company entered into employment agreements with each of Messrs. Hackney, Norman and Hale and severance protection agreements with each of Messrs. Murash, Tracey and Rikard. In general, our named executive officers will be entitled to receive severance payments, subject to executing a general release of claims, if they are terminated without “cause” or if they terminate their employment for “good reason” (as such terms are defined in their respective employment or severance protection agreements). These payments typically provide the payment of annual base compensations and bonus opportunities, as well as participation by each of them in benefit plans and programs.
Mr. Hackney
Under the 2013 CEO Agreement, subject to executing a general release of claims, if Mr. Hackney’s employment is terminated by us without “cause” or his voluntary resignation with “good reason”, he will be entitled to receive severance payments of an amount equal to the sum of 1.5 times his then-current annual base compensation and 1.5 times the amount of his target annual bonus. Mr. Hackney will also be entitled to a pro rata portion of the annual bonus he would have received for the year in which his termination occurred, if any, as determined in accordance with the terms of the applicable annual bonus plan as well as a lump sum equal to 18 months of COBRA premiums to cover continued medical benefits. These payments would generally be paid to him in equal installments over a 12-month period following his termination date, except that the pro rata portion of his annual bonus, if any, would be paid at such time annual bonuses are paid to our actively employed executives. The foregoing payments and benefits are contingent on Mr. Hackney’s compliance with certain restrictive covenants, including indefinite covenants regarding non-disparagement and confidentiality of our trade secrets and other confidential information and covenants prohibiting him from competing with us and from soliciting our employees and customers for 18 months following termination of employment.
If Mr. Hackney’s employment is terminated while he is disabled or as a result of his death, he (or his estate) will be entitled to any accrued but unpaid base salary, and any annual bonus which was earned in respect of any prior fiscal years which remains unpaid, if any. Upon a termination of employment for any reason, Mr. Hackney would be entitled to any accrued but unpaid base salary and any other vested benefits under the company’s broad-based employee benefit plans. He is not entitled to any additional benefits if his employment is terminated by us for cause, or if he voluntarily resigns from his employment other than with good reason.
Mr. Norman
Under the 2011 CFO Agreement, subject to executing a general release of claims, if Mr. Norman’s employment is terminated by us without “cause” or his voluntary resignation with “good reason”, he will be entitled to receive severance payments of an amount equal to the sum of 1.5 times his then-current annual base compensation and 1.5 times the amount of his target annual bonus. These payments would generally be paid to him in equal installments over an 18-month period following his termination date. Mr. Norman will also be entitled to participate in our medical, dental, and hospitalization benefit plans for 18 months at the Company's expense, and will be entitled to receive a pro rata portion of the annual bonus he would have received for the year in which their termination occurred, if any, as determined in accordance with the terms of the applicable annual bonus plan, and paid at such time annual bonuses are paid to our actively employed executives. The foregoing payments and benefits are contingent on Mr. Norman’s compliance with certain restrictive covenants, including indefinite covenants regarding non-disparagement and confidentiality of our trade secrets and other confidential information and covenants prohibiting him from competing with us and from soliciting our employees and customers for 18 months following termination of employment.
If Mr. Norman’s employment is terminated while he is disabled or as a result of his death, he (or his estate) will be entitled to any accrued but unpaid base salary, and any annual bonus which was earned in respect of any prior fiscal years which remains unpaid, if any. Upon a termination of employment for any reason, Mr. Norman would be entitled to any accrued but unpaid base salary and any other vested benefits under the company’s broad-based employee benefit plans. He is not entitled to any additional benefits if his employment is terminated by us for cause, or if he voluntarily resigns from his employment other than with good reason.
Mr. Murash and Mr. Tracey
Each of Mr. Murash and Mr. Tracey have entered into severance protection agreements with the Company that provide that if his employment is terminated by the Company without cause or by him for good reason before attaining age 70-1/2, he will be entitled to receive the following payments and benefits, subject to his execution of a general release of claims:

•
A severance payment consisting of an amount equal to the sum of (1) twelve times his monthly base salary at the rate in effect at the time of a notice of qualifying termination and (2) an amount equal to his annual target bonus for the year which includes the date of termination;

•	COBRA benefits for a period of 12 months at the Company’s expense; and

•	Up to $15,000 for reasonable outplacement services until employed on a full-time basis.
The severance amount is payable in 12 equal monthly installments, beginning on the 53rd day following the termination date, with the second installment payable on the 60th day following the termination date and each other installment payable each month thereafter during the severance period. The foregoing payments and benefits are contingent on the named executive officer’s compliance with certain restrictive covenants, including covenants prohibiting him from competing with us and from soliciting our employees and customers for 12 months following his termination of employment and indefinite covenants regarding disclosure of our confidential information.
Treatment of Equity Awards
Please see “-Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table - Awards Under the Holdings Plan” above for a description of (1) the potential vesting of the equity awards granted to our named executive officers that may occur in connection with a change in control or certain terminations of employment, (2) post-termination exercise rights that apply to the named executive officers’ stock options and (3) the call rights and restrictive covenants that apply in connection with a termination of employment.
The following describes compensation and benefits payable to each named executive officer (other than Messrs. Hale and Rikard who terminated employment in 2014 and whose termination payments and benefits are described below) in connection with termination of employment or change in control pursuant to agreements that were in place at the end of 2014. The amounts shown assume that the applicable triggering event occurred on December 31, 2014, the last business day of the Company’s last completed fiscal year:

	Termination without "Cause"	Termination for "Good Reason"	Additional Value if Termination without Cause, for Good Reason or Due to Death of Disability During 90 Days Prior to Change in Control	Change in Control	Death or Disability (4)
Mr. Hackney
Cash Severance (1)	$3,511,775	$3,511,775	$—	$—	$—
Acceleration of Equity Awards (2)	3,000,000	3,000,000	—	3,000,000	3,000,000
Health Benefits (3)	18,694	18,694	—	—	—
Total	$6,530,469	$6,530,469	$—	$3,000,000	$3,000,000

Mr. Norman
Cash Severance (1)	$1,252,678	$1,252,678	$—	$—	$—
Acceleration of Equity Awards (2)	—	—	—	—	—
Health Benefits (3)	18,694	18,694	—	—	—
Total	$1,271,372	$1,271,372	$—	$—	$—

Mr. Murash
Cash Severance (1)	$599,410	$599,410	$—	$—	$—
Acceleration of Equity Awards (2)	—	—	—	—	—
Health Benefits (3)	12,463	12,463	—	—	—
Total	$611,873	$611,873	$—	$—	$—

Mr. Tracey
Cash Severance (1)	$571,353	$571,353	$—	$—	$—
Acceleration of Equity Awards (2)	—	—	—	—	—
Health Benefits (3)	12,463	12,463	—	—	—
Total	$583,816	$583,816	$—	$—	$—

(1)	Cash severance includes the following:

•
Mr. Hackney-an amount equal to the sum of 1.5 times his then-current annual base compensation and 1.5 times the amount of his target annual bonus plus a full year 2014 AIP award [(excluding amounts related to the discretionary personal performance modifier)].

•
Mr. Norman-an amount equal to the sum of 1.5 times his then-current annual base compensation and 1.5 times the amount of his target annual bonus plus a full year 2014 AIP award [(excluding amounts related to the discretionary personal performance modifier)].

•
Mr. Murash-an amount equal to the sum of (1) twelve times his monthly base salary at the rate in effect at the time of a notice of qualifying termination and (2) an amount equal to his annual target bonus for 2014.

•
Mr. Tracey-an amount equal to the sum of (1) twelve times his monthly base salary at the rate in effect at the time of a notice of qualifying termination and (2) an amount equal to his annual target bonus for 2014.

(2)
As of December 31, 2014, the market value of Holdings' common stock was determined to be $1,000 per share, which equals the exercise price of the respective options. Thus, no value was associated with the acceleration of the time-vesting options. Amounts reported assume that exit-vesting options do not vest upon a change in control. The amounts reported for Mr. Hackney represent accelerated vesting of his 3,000 Restricted Stock Units and are based on a market value of $1,000 per share on December 31, 2014.

(3)
Reflects the cost of providing the executive officer with continued participation in our medical, dental and hospitalization benefit plans for a period of 12 months for Messrs. Murash and Tracey, and for a period of 18 months for Messrs. Hackney and Norman, in each case, assuming 2015 rates.

(4)
In the event of death of a named executive officer, in addition to amounts reported in the table above, each named executive officer would receive benefits from third-party payors under our employer-paid premium life insurance plans. All of our executives are eligible for one times their regular annual eligible wages at death up to a maximum of $300,000. Therefore, if such benefits were triggered for the named executive officers on December 31, 2014 under our life insurance plans, the legally designated beneficiary(ies) of each named executive officer would have received the following amounts: Mr. Hackney ($300,000); Mr. Norman ($300,000); Mr. Murash ($300,000) and Mr. Tracey ($300,000).

Departure of Mr. Hale and Mr. Rikard
Mr. Hale
On July 9, 2013, Mr. Hale notified the Company that he would be retiring from the Company on January 31, 2014. For purposes of Mr. Hale’s employment agreement, as amended,. Mr. Hale's retirement constituted a termination by him after the Transition Period and on or before January 31, 2014 other than for good reason, and he became entitled to the following payments and benefits upon his execution of a general release of claims:

•
A cash severance payment of $713,189 payable in 12 equal monthly installments (such amount equal to the sum of (1) his base salary plus Transition Compensation, and (2) his target annual bonus plus Transition Bonus, each as in effect immediately prior to the retirement date) beginning on the 53rd day following the termination date, with the second installment payable on the 60th day following the termination date and each other installment payable each month thereafter during the severance period;

•	His 2013 AIP award, including his annual and Transition Bonus, in the amount of $138,094 paid in a lump sum when annual bonuses were paid to other senior executives of the Company;

•	$53,091 for all accrued but unused vacation time through his termination date; and

•	$22,171 for continued participation in our medical, dental and hospitalization benefit plans for 12 months at the Company's expense.
The foregoing payments and benefits are contingent on Mr. Hale's compliance with certain restrictive covenants, including indefinite covenants regarding non-disparagement and confidentiality of our trade secrets and other confidential information and covenants prohibiting him from competing with us and from soliciting our employees and customers for 18 months following his termination of employment.
As described in “-Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table-Awards under the Holdings Plan-Additional Option Award Modifications” above, pursuant to a letter agreement dated as of July 3, 2013, Holdings agreed to modify Mr. Hale’s option awards to provide that all his unexercised time-vesting options that were vested upon his departure date will remain exercisable until the earlier of (1) the expiration date of the options or (2) such earlier date that he engages in a competitive activity or otherwise breaches any restrictive covenant. All other time-vesting and exit-vesting options that were not vested upon his departure were immediately forfeited.
Mr. Rikard
On December 31, 2014, Mr. Rikard resigned from the Company to pursue other opportunities and pursuant to the terms of his severance protection arrangement he was not entitled to any severance payments or benefits. However, in recognition of his significant contributions made to the Company and given the fact that he was employed through the end of fiscal 2014, in January 2015, the Compensation Committee determined, based on input from management, that it was appropriate to pay him a full-year 2014 AIP award. Based on actual performance for fiscal 2014, Mr. Rikard’s 2014 AIP award was $164,111 and will be received at the same time as 2014 AIP awards are paid to the other eligible named executive officers.
In addition, on January 9, 2015, Holdings agreed to modify Mr. Rikard's option awards to provide that all his unexercised time-vesting options that were vested upon his departure date will remain exercisable until the earlier of (1) the expiration date of the options or (2) such earlier date that he breaches any restrictive covenant. All other time-vesting and exit-vesting options that were not vested upon his departure were immediately forfeited.
2014 Compensation of Directors
The following table presents a summary of compensation for non-employee directors of the Company for the 2014 fiscal year.

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Changes in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($) (1)	($)	($) (2)	($)	($)	($) (6)	($)
Mr. Alder	$80,000	$—	$—	$—	$—	$—	$80,000
Mr. Foss	—	—	—	—	—	—	—
Ms. Hagen (4)	75,000	—	—	—	—	1,776,097	1,851,097
Ms. St.Clare (5)	85,000	—	—	—	—	—	85,000
Mr. Zafirovski	325,000	—	—	—	—	—	325,000
Mr. Giordano (6)	—	—	—	—	—	—	—
Mr. Mukherjee (6)(7)	—	—	—	—	—	—	—

(1)	Amounts reported in the column reflect the annual retainer and committee fees earned by the non-employee directors for services rendered in their capacities as directors of the Company.

(2)
On June 30, 2014, we granted Mr. Zafirovski 1,333,33 exit-vesting options under the Holdings Plan. Achievement of the performance conditions for the exit-vesting option awards was not deemed probable on the date of grant, and, accordingly, pursuant to the SEC's disclosure rules, no value is included in this table these awards. For further discussion of the assumptions and methodologies used to calculate the amounts reported for 2014, please see the discussion of non-qualified stock option awards contained in Note 15. Equity Compensation Plans to our audited consolidated financial statements. At fiscal year-end, the aggregate number of option awards (whether or not exercisable) for shares of Holdings that were outstanding was as follows: Mr. Alder - 150 options; Ms. Hagen - 1,809 options; Ms. St.Clare - 50 options and Mr. Zafirovski - 3,333 options.

(4)
Ms. Hagen resigned as President and Chief Executive Officer effective June 19, 2013 and retired from the Company on August 31, 2013. Ms. Hagen continues to serve on the Board of Directors as non-employee director.

(5)	Ms. St.Clare serves as chair of the Audit Committee.

(6)	Employees of Blackstone were not entitled to receive any fees for their services on the Board of Directors.

(7)	Mr. Mukherjee resigned form the Company's Board of Directors on December 23, 2014.

(8)
Amount reported for Ms. Hagen reflects $1,776,097 of payments and benefits paid during fiscal 2014 pursuant to the terms of Ms. Hagen's retirement agreement (consisting of $1,771,616 in cash severance and $4,481 for continued participation in our medical, dental, and hospitalization benefit plans). In addition, as previously reported and pursuant to the terms of her retirement agreement, Ms. Hagen also received a lump sum amount of $266,656 for her continued service as a member of the Board of Directors through December 31, 2013.

Annual Board / Committee Retainer Fees
Under the Company’s current compensation program for directors, the non-employee directors, Mr. Alder, Mr. Foss, Ms. Hagen and Ms. St.Clare each receive an annual retainer of $75,000, payable in four equal installments on the date of each quarterly scheduled Board of Directors meeting. Mr. Zafirovski, as the non-executive chairman of the Board of Directors, receives an annual retainer of $350,000 (increased from $300,000 on July 1, 2014), payable in four equal installments at the beginning of each fiscal quarter. The Chair of the Audit Committee receives an additional $10,000 annually, while each of the Chairs of the Compensation Committee and Nominating and Corporate Governance Committee receives an additional $5,000 annually. Directors are also reimbursed for out-of-pocket expenses incurred in connection with attending Board of Directors meetings. In addition, generally, each independent director is eligible to receive an annual grant of options to acquire common stock of Holdings, which vests annually over a 3 year period so long as the independent director continues to serve on the Board of Directors.

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
The following table sets forth certain information as of February 28, 2015 with respect to shares of Common Stock beneficially owned by (i) each of our directors, (ii) each of our named executive officers, (iii) all of our directors and executive officers as a group and (iv) each person known to us to be the beneficial owner of more than 5% of the outstanding Common Stock as of such date.
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

	Common Stock
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Blackstone Funds (2)	285,726	97.69%
J. Joel Hackney, Jr.	400	*
Dennis E. Norman	906	*
Mike S. Zafirovski (3)	1,694	*
James S. Alder	133	*
Peter Foss	—	—%
Jason Giordano (4)	—	—%
Veronica M. Hagen	3,974	1.35%
Christine St.Clare	33	*
Scott Tracey	430	*
Robert Dale	375	*
Herminio de Freitas	—	—%
Jean-Marc Galvez	136	*
Daniel Guerrero	291	*
Robert Holmes	—	—%
Barry Murash	300	*
Daniel Rikard (5)	315	*
All Directors and Executive Officers as a Group (16 persons)	8,987	3.03%
* Represents less than one percent

(1)	Fractional shares beneficially owned have been rounded to the nearest whole share.

(2)
Shares of Common Stock shown as beneficially owned by the Blackstone Funds (as hereinafter defined) are held by the following entities: (i) Blackstone Capital Partners (Cayman) V L.P. (“BCP Cayman V”) owns 121,440.731 shares of Common Stock representing 41.5195% of the outstanding shares of Common Stock, (ii) Blackstone Capital Partners (Cayman) V-A L.P. (“BCP Cayman VA”) owns 108,648.173 shares of Common Stock representing 37.1458% of the outstanding shares of Common Stock, (iii) Blackstone Capital Partners (Cayman) V-AC L.P. (“BCP Cayman VAC”) owns 54,679.914 shares of Common Stock representing 18.6946% of the outstanding shares of Common Stock, (iv) Blackstone Family Investment Partnership (Cayman) V L.P. (“BFIP”) owns 696.314 shares of Common Stock representing 0.2381% of the outstanding shares of Common Stock and (v) Blackstone Participation Partnership (Cayman) V L.P. (“BPP”) owns 260.868 shares of Common Stock representing 0.0892% of the outstanding shares of Common Stock (BCP Cayman V, BCP Cayman VA, BCP Cayman VAC, BFIP and BPP are collectively referred to as the “Blackstone Funds”). The general partner of BCP Cayman V, BCP Cayman VA and BCP Cayman VAC is Blackstone Management Associates (Cayman) V L.P. BCP V GP L.L.C. is a general partner and controlling entity of BFIP, BPP and Blackstone Management Associates (Cayman) V L.P. Blackstone Holdings III L.P. is the managing member and majority interest owner of BCP V GP L.L.C. Blackstone Holdings III L.P. is indirectly controlled by The Blackstone Group L.P. and is owned, directly or indirectly, by Blackstone professionals and The Blackstone Group L.P. The Blackstone Group L.P. is controlled by its general partner, Blackstone Group Management L.L.C., which is in turn wholly owned by Blackstone’s senior managing directors and controlled by its founder, Stephen A. Schwarzman. Each of such Blackstone entities and Mr. Schwarzman may be deemed to beneficially own the securities beneficially owned by the Blackstone Funds directly or indirectly controlled by it or him, but each disclaims beneficial ownership of such securities (other than the Blackstone Funds to the extent of their direct holdings). The address of each of the entities listed in this note is c/o The Blackstone Group, L.P., 345 Park Avenue, New York, New York 10154.

(3)
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

(5)	On November 25, 2014, Mr. Rikard informed the Company of his resignation, effective December 31, 2014.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Shareholders Agreement
In connection with the the Merger, Holdings entered into a shareholders agreement (the “Shareholders Agreement”) with Blackstone and certain members of the Company's management. The Shareholders Agreement governs certain matters relating to ownership of Holdings, including with respect to the election of directors of our parent companies, restrictions on the issuance or transfer of shares, including tag-along rights and drag-along rights, other special corporate governance provisions and registration rights (including customary indemnification provisions). Each party to the Shareholders Agreement also agreed to vote all of its voting securities, whether at a shareholders meeting, or by written consent, in the manner which Blackstone directs, except that an employee shareholder shall not be required to vote in favor of any change to the organizational documents of Holdings that would have a disproportionate adverse effect on the terms of such employee shareholder’s shares of Common Stock relative to other shareholders. Each employee shareholder also granted to the Chief Executive Officer of Holdings a proxy to vote all of the securities owned by such employee shareholder in the manner described in the preceding sentence. As of December 31, 2014, the Board of Directors of the Company includes one Blackstone members, five outside members and the Company’s Chief Executive Officer as an employee director. Furthermore, Blackstone has the power to designate all of the members of the Board of Directors of the Company and the right to remove any or all directors that it appoints, with or without cause.
Advisory Agreement
Upon the completion of the Merger, the Company became subject to a transaction and fee advisory agreement (“Advisory Services Agreement”) with Blackstone Management Partners V L.L.C. (“BMP”), an affiliate of Blackstone. Under the Advisory Services Agreement, BMP (including through its affiliates) has agreed to provide certain monitoring, advisory and consulting services for an annual non-refundable advisory fee, to be paid at the beginning of each fiscal year, equal to the greater of (i) $3.0 million or (ii) 2.0% of the Company’s Consolidated EBITDA (as defined under the credit agreement governing our ABL Facility) for the immediately preceding fiscal year. The amount of such fee shall be initially paid based on the Company’s then most current estimate of the Company’s projected EBITDA amount for the fiscal year immediately preceding the date upon which the advisory fee is paid. After completion of the fiscal year to which the fee relates and following the availability of audited financial statements for such period, the parties will recalculate the amount of such fee based on the actual Consolidated EBITDA for such period and the Company or BMP, as applicable, shall adjust such payment as necessary based on the recalculated amount. Since the Merger until fiscal 2014, the Company's advisory fee has been $3.0 million, which is paid at the beginning of each year. However, as a result of actual Consolidated EBITDA for the fiscal year ended December 31, 2014, the Company's advisory fee was adjusted to $5.2 million. The amounts are included in Selling, general and administrative expenses in the Consolidated Statement of Operations.
In addition, in the absence of an express agreement to provide investment banking or other financial advisory services to the Company, and without regard to whether such services were provided, BMP will be entitled to receive a fee equal to 1.0% of the aggregate transaction value upon the consummation of any acquisition, divestiture, disposition, merger, consolidation, restructuring, refinancing, recapitalization, issuance of private or public debt or equity securities (including an initial public offering of equity securities), financing or similar transaction by the Company. The fee associated with the Fiberweb transaction totaled $2.5 million and was paid in December 2013. The fee associated with the Providência transaction totaled $5.3 million and was paid in October 2014. These amounts are included in Special charges, net in the Consolidated Statement of Operations.
At any time in connection with or in anticipation of a change of control of the Company, a sale of all or substantially all of the Company’s assets or an initial public offering of common equity of the Company or parent entity of the Company or their successors, BMP may elect to receive, in consideration of BMP’s role in facilitating such transaction and in settlement of the termination of the services, a single lump sum cash payment equal to the then-present value of all then-current and future annual advisory fees payable under the Advisory Services Agreement, assuming a hypothetical termination date of the Advisory Services Agreement to be the twelfth anniversary of such election. The Advisory Services Agreement will continue until the earliest of the twelfth anniversary of the date of the agreement or such date as the Company and BMP may mutually determine. The Company will agree to indemnify BMP and its affiliates, directors, officers, employees, agents and representatives from and against all liabilities relating to the services contemplated by the transaction and advisory fee agreement and the engagement of BMP pursuant to, and the performance of BMP and its affiliates of the services contemplated by, the Advisory Services Agreement.
Other Relationships and Transactions
An affiliate of Blackstone, the Blackstone Group International Partners, LLP (“BGIP”), provided certain financial advisory services to the Company in connection with the acquisition of Fiberweb for which BGIP received an aggregate fee of $3.0 million. The Company also reimbursed BGIP for its reasonable documented expenses and agreed to indemnify BGIP and related persons against certain liabilities arising out of its engagement. As a result, the Company recognized $3.2 million during the year ended December 28, 2013, which is included within Special charges, net in the Consolidated Statements of Operations.
Blackstone and its affiliates have ownership interests in a broad range of companies. The Company has entered into commercial transactions in the ordinary course of our business with some of these companies, including the sale of goods and services and the purchase of goods and services. In addition, Blackstone Holdings Finance Co., LLC, an affiliate of Blackstone, participated in the Fiberweb financing group and received $0.6 million associated with their pro rata participation.
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
As a result of the Merger, the Company’s stock is no longer traded publicly and the Company’s Board of Directors are not required to have a majority of its directors be independent. However, the Board of Directors continue to use the listing standards of the New York Stock Exchange to determine whether the members of the Board of Directors are independent. Under these standards, we believe Mr. Alder , Mr. Foss and Ms. St.Clare are considered independent directors. Under these standards, Mr. Giordano and Mr. Zafirovski are considered non-independent directors because of their affiliation with Blackstone, an affiliate of our controlling stockholder. Ms. Hagen lacks independence because she was an executive officer of the Company within the last 3 years. Mr. Hackney lacks independence because he is an executive officer of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table sets forth fees for professional services rendered by the Company's auditors for the audit of our financial statements for the consolidated financial statements for the fiscal years ended December 31, 2014 ("Fiscal 2014") and December 28, 2013 (“Fiscal 2013”). The following table sets forth the aggregate fees of Ernst & Young LLP as well as all “out of pocket” costs incurred in connection with their services.
The nature of the services provided in each category is described in the notes to the table:

Fee Category	Fiscal 2014	Fiscal 2013
Audit Fees (1)	$3,762,700	$1,989,459
Audit-Related Fees (2)	527,700	771,091
Tax Fees (3)	366,700	867,673
All Other Fees (4)	—	2,566
Total	$4,657,100	$3,630,789

(1)
Audit Fees consist of fees billed or expected to be billed for the fiscal years ended December 31, 2014 and December 28, 2013 related to (i) professional services rendered for the audit of our annual financial statements, (ii) reviews of our unaudited quarterly financial statements, (iii) statutory audits, and (iv) other documents filed with the SEC.

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
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) 1. Financial Statements
The following consolidated financial statements and report of Independent Registered Public Accounting Firm required by this Item are filed herewith under Item 8 of this Annual Report on Form 10-K:

•	Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2014 and December 28, 2013

•	Consolidated Statements of Operations for the fiscal year ended December 31, 2014, the fiscal year ended December 28, 2013 and the fiscal year ended December 29, 2012

•	Consolidated Statements of Changes in Equity for the fiscal year ended December 31, 2014, the fiscal year ended December 28, 2013 and the fiscal year ended December 29, 2012

•	Consolidated Statements of Comprehensive Income (Loss) for the fiscal year ended December 31, 2014, the fiscal year ended December 28, 2013 and the fiscal year ended December 29, 2012

•	Consolidated Statements of Cash Flows for the fiscal year ended December 31, 2014, the fiscal year ended December 28, 2013 and the fiscal year ended December 29, 2012

•	Notes to the Consolidated Financial Statements

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
2.1
Stock Purchase Agreement, dated as of January 27, 2014, among Polymer Group, Inc., PGI Polímeros do Brasil S.A., Companhia Providência Indústria e Comércio, and the shareholders named therein (incorporated by reference to Exhibit 2.1 to the Polymer Group, Inc.'s Quarterly Report on Form 10-Q filed on May 7, 2014)

3.1
Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-177497) filed on October 25, 2011 (the “S-4 Registration Statement”))

3.2	Bylaws of the Company, as amended on February 20, 2013 (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed May 9, 2013

4.1
Indenture, dated as of January 28, 2011, among the Company, the guarantors named therein and Wilmington Trust Company as trustee (incorporated by reference to Exhibit 4.1 to the Company’s S-4 Registration Statement)

4.2
Supplemental Indenture, dated as of December 20, 2013, among the subsidiaries of the Company party thereto and Wilmington Trust Company, as trustee, to the Indenture, dated as of January 28, 2011, among the Company, the guarantors party thereto and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2013)

4.3	Form of Senior Secured Note (attached as an exhibit to Exhibit 4.1)

4.4
Indenture, dated as of June 11, 2014, among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 11, 2014)

4.5	Form of Senior Unsecured Note (attached as an exhibit to Exhibit 4.3)

4.6
Registration Rights Agreement, dated as of June 11, 2014, among the Company, the guarantors named therein, Citigroup Global Markets Inc., Barclays Capital Inc., RBC Capital Markets, LLC. and HSBC Securities (USA) Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 11, 2014)

10.1
Credit Agreement, dated as of January 28, 2011, among Scorpio Acquisition Corporation, Scorpio Merger Sub Corporation as lead borrower, the lenders from time to time party thereto, Citibank, N.A., as administrative agent and collateral agent, Morgan Stanley Senior Funding, Inc. as syndication agent, Barclays Bank PLC and RBC Capital Markets as co-documentation agents, and Citigroup Global Markets Inc., Morgan Stanley Senior Funding, Inc., Barclays Capital and RBC Capital Markets, as joint lead arrangers and joint book runners (incorporated by reference to Exhibit 10.1 to the Company’s S-4 Registration Statement)

10.2
Amended and Restated Credit Agreement dated October 5, 2012 among Scorpio Acquisition Corporation, Polymer Group, Inc. as lead borrower, the lenders from time to time party thereto, Citibank, N.A., as administrative agent and collateral agent, Morgan Stanley Senior Funding, Inc. as syndication agent, Barclays Bank PLC and RBC Capital Markets as co-documentation agents, and Citigroup Global Markets Inc., Morgan Stanley Senior Funding, Inc., Barclays Capital, and RBC Capital Markets, as joint lead arrangers and joint book runners.

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

10.9
Guaranty, dated as of December 19, 2013 among Scorpio Acquisition Corporation, the subsidiaries of Scorpio Acquisition Corporation party thereto and Citicorp North America, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2013)

10.10
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

10.11
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

10.12
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

10.13
Equipment Lease Agreement, dated as of June 24, 2010, between Gossamer Holdings, LLC, as Lessor, and Chicopee, Inc., as Lessee (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 17, 2010)

10.14
Amendment and Waiver to Equipment Lease Agreement, dated as of January 19, 2011, between Chicopee, Inc., as Lessee and Gossamer Holdings, LLC, as Lessor (incorporated by reference to Exhibit 10.16 to the Company’s S-4 Registration Statement)

10.15
Second Amendment to Equipment Lease Agreement, dated as of October 7, 2011, between Chicopee, Inc., as Lessee and Gossamer Holdings, LLC, as Lessor (incorporated by reference to Exhibit 10.17 to the Company’s S-4 Registration Statement)

10.16
Third Amendment to Equipment Lease Agreement, dated as of February 28, 2012, between Chicopee, Inc., as Lessee and Gossamer Holdings, LLC, as Lessor (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 15, 2012)

10.17
Fourth Amendment to Equipment Lease Agreement, dated as of March 22, 2013, between Chicopee, Inc., as Lessee and Gossamer Holdings, LLC, as Lessor (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed May 9, 2013)

10.18
Transaction and Advisory Fee Agreement, dated as of January 28, 2011, between Scorpio Merger Sub-Corporation (merged with and into the Company) and Blackstone Management Partners V L.L.C. Incorporated by reference to Exhibit 10.18 to the Company’s Amendment No. 1 to the Registration Statement on Form S-4/A (Registration No. 333-177497) filed on December 5, 2011)

10.19
Assignment and Assumption Agreement, dated as of January 28, 2011, between Scorpio Acquisition Corporation and the Company with respect to the Hagen Employment Agreement (incorporated by reference to Exhibit 10.8 to the Company’s S-4 Registration Statement)

10.20
Executive Employment Agreement, dated June 12, 2013, between Joel Hackney and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 7, 2013)

10.21	Executive Employment Agreement, dated January 28, 2011, between Michael Hale and the Company (incorporated by reference to Exhibit 10.9 to the Company’s S-4 Registration Statement)

10.22
Amendment No.1, dated June 14, 2012, to Executive Employment Agreement, dated January 28, 2011, between Michael Hale and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2012)

10.23	Executive Employment Agreement, dated January 28, 2011, between Dennis Norman and the Company (incorporated by reference to Exhibit 10.10 to the Company’s S-4 Registration Statement)

10.24	Severance Protection Agreement, dated as of October 18, 2012, between Michael D. Modak and the Company

10.25	Letter Agreement, dated as of February 5, 2014, between Michael D. Modak and PGI Specialty Materials, Inc.

10.26	Separation Agreement and General Release, dated February 10, 2014, between Michael D. Modak and the Company

10.27	2011 Scorpio Holdings Corporation Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s S-4 Registration Statement)

10.28
Form of Management Equity Subscription Agreement under the 2011 Scorpio Holdings Corporation Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s S-4 Registration Statement)

10.29	Form of Nonqualified Stock Option Agreement under the 2011 Scorpio Holdings Corporation Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s S-4 Registration Statement)

10.30
Form of Restricted Stock Unit Agreement under the 2011 Scorpio Holdings Corporation Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 7, 2013)

10.31	Amended and Restated Polymer Group, Inc. Short-Term Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on May 15, 2012)

10.32	2014 Integration Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 7, 2014)

10.33	Letter Agreement, dated as of January 8, 2015, between Daniel L. Rikard and the Company

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of Polymer Group, Inc.

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

99.1	Section 13(r) Disclosure

101
The following materials from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statement of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Stockholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

* Management contract or compensatory plan or arrangement

POLYMER GROUP, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

In thousands	Balance at Beginning of Period		Additions			Deductions		Balance at End of Period
			Charged to Expenses	Charged to Other

Fiscal Year ended December 31, 2014
Allowance for Doubtful Accounts	808		3,208	(387)	(f)	759	(e)	2,870
Valuation allowance for deferred tax assets	193,442		70,831	(16,049)		20,749		227,475
Plant realignment	8,460		9,713	(1,291)		13,202		3,680

Fiscal Year ended December 28, 2013
Allowance for Doubtful Accounts	$1,179		483	(98)	(f)	756	(e)	$808
Valuation allowance for deferred tax assets	203,837		17,224	37,011		64,630		193,442
Plant realignment	8,288	(g)	8,633	(118)		8,343		8,460

Fiscal Year ended December 29, 2012
Allowance for Doubtful Accounts	$1,059		5	221	(f)	106	(e)	$1,179
Valuation allowance for deferred tax assets	178,161		41,307	4,737	(b)	20,368	(c)	203,837
Plant realignment	1,100		15,074	34		9,930	(d)	6,278

(a)	Beginning balance reflects opening balance sheet purchase accounting adjustments.

(b)	Foreign currency translation adjustments and/or valuation allowance related to temporary differences not impacting the Consolidated Statement of Operations.

(c)	Net adjustments due to realizations of deferred tax assets and valuation allowance related to temporary differences.

(d)	Cash payments.

(e)	Primarily recoveries.

(f)	Foreign currency translation and revaluation adjustments.

(g)	Includes $2.0 million of charges associated with the Fiberweb Acquisition.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLYMER GROUP, INC.

By:	/s/ Dennis E. Norman
Dennis E. Norman Executive Vice President & Chief Financial Officer
Date:	April 1, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ J. Joel Hackney Jr.
J. Joel Hackney Jr.	President and Chief Executive Officer and Director (Principal Executive Officer)	April 1, 2015

/s/ Dennis E. Norman
Dennis E. Norman	Executive Vice President & Chief Financial Officer (Principal Financial Officer)	April 1, 2015

/s/ James L. Anderson
James L. Anderson	Vice President & Chief Accounting Officer (Principal Accounting Officer)	April 1, 2015

/s/ James S. Alder
James S. Alder	Director	April 1, 2015

/s/ Peter N. Foss
Peter N. Foss	Director	April 1, 2015

/s/ Jason Giordano
Jason Giordano	Director	April 1, 2015

/s/ Veronica M. Hagen
Veronica M. Hagen	Director	April 1, 2015

/s/ Christine St.Clare
Christine St.Clare	Director	April 1, 2015

/s/ Mike S. Zafirovski
Mike S. Zafirovski	Director	April 1, 2015

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
The registrant has not sent and, following the filing of this Annual Report on Form 10-K with the Securities and Exchange Commission, does not intend to send to its securityholders an annual report to securityholders or proxy material for the year ended December 31, 2014 or with respect to any annual or other meeting of security holders, because all of its equity securities are held by Scorpio Acquisition Corporation.