Form 10-Q
period 2015-03-31
POLYMER GROUP INC
filed 2015-05-14
CIK 927417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
Number of common shares outstanding at May 8, 2015: 1,000.

POLYMER GROUP, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
POLYMER GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

In thousands, except share data	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$160,601	$178,491
Accounts receivable, net	251,881	247,727
Inventories, net	157,016	173,701
Deferred income taxes	15,958	16,776
Other current assets	79,375	89,121
Total current assets	664,831	705,816
Property, plant and equipment, net of accumulated depreciation of $241,524 and $230,681, respectively	807,244	870,230
Goodwill	201,347	220,554
Intangible assets, net	171,976	178,911
Deferred income taxes	20,073	18,231
Other noncurrent assets	36,290	41,431
Total assets	$1,901,761	$2,035,173
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$25,742	$17,665
Accounts payable and accrued liabilities	281,908	321,313
Income taxes payable	7,719	9,636
Deferred income taxes	10,899	10,217
Current portion of long-term debt	23,394	31,892
Total current liabilities	349,662	390,723
Long-term debt	1,426,371	1,433,283
Deferred purchase price	35,998	42,440
Deferred income taxes	37,568	36,223
Other noncurrent liabilities	64,733	67,124
Total liabilities	1,914,332	1,969,793
Commitments and contingencies
Redeemable noncontrolling interest	76,584	89,181
Shareholders’ equity:
Common stock — 1,000 shares issued and outstanding	—	—
Additional paid-in capital	280,494	277,248
Accumulated deficit	(282,397)	(242,439)
Accumulated other comprehensive income (loss)	(87,842)	(59,164)
Total Polymer Group, Inc. shareholders' equity (deficit)	(89,745)	(24,355)
Noncontrolling interest	590	554
Total equity (deficit)	(89,155)	(23,801)
Total liabilities and equity	$1,901,761	$2,035,173
See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

In thousands	Three Months Ended March 31, 2015	Three Months Ended March 29, 2014
Net sales	$461,238	$422,584
Cost of goods sold	(355,820)	(348,119)
Gross profit	105,418	74,465
Selling, general and administrative expenses	(64,989)	(55,534)
Special charges, net	(6,022)	(8,711)
Other operating, net	1,423	(1,069)
Operating income (loss)	35,830	9,151
Other income (expense):
Interest expense	(27,633)	(17,906)
Foreign currency and other, net	(43,923)	4,959
Income (loss) before income taxes	(35,726)	(3,796)
Income tax (provision) benefit	(4,548)	(5,700)
Net income (loss)	(40,274)	(9,496)
Less: Earnings attributable to noncontrolling interest and redeemable noncontrolling interest	(316)	(16)
Net income (loss) attributable to Polymer Group, Inc.	$(39,958)	$(9,480)

Other comprehensive income (loss):
Currency translation, net of tax	$(38,139)	$1,713
Employee postretirement benefits, net of tax	—	—
Other comprehensive income (loss), net of tax	(38,139)	1,713
Comprehensive income (loss)	(78,413)	(7,783)
Less: Comprehensive income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	(9,777)	10
Comprehensive income (loss) attributable to Polymer Group, Inc.	$(68,636)	$(7,793)
See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

In thousands	Polymer Group, Inc. Shareholders' Equity
	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Polymer Group, Inc. Shareholders' Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance - December 31, 2014	1	$—	$277,248	$(242,439)	$(59,164)	$(24,355)	$554	$(23,801)
Net income (loss)	—	—	—	(39,958)	—	(39,958)	29	(39,929)
Periodic adjustment to redemption value	—	—	2,784	—	—	2,784	—	2,784
Share-based compensation	—	—	462	—	—	462	—	462
Currency translation, net of tax	—	—	—	—	(28,678)	(28,678)	7	(28,671)
Balance - March 31, 2015	1	$—	$280,494	$(282,397)	$(87,842)	$(89,745)	$590	$(89,155)
See accompanying Notes to Consolidated Financial Statements.

POLYMER GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

In thousands	Three Months Ended March 31, 2015	Three Months Ended March 29, 2014
Operating activities:
Net income (loss)	$(40,274)	$(9,496)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	—	1,623
Depreciation and amortization expense	30,255	24,606
Inventory step-up	—	2,537
Accretion of deferred purchase price	903	—
(Gain) loss on financial instruments	1,844	(10,756)
(Gain) loss on sale of assets, net	(431)	114
Non-cash compensation	462	561
Changes in operating assets and liabilities:
Accounts receivable	(18,073)	(20,554)
Inventories	7,566	388
Other current assets	3,440	(6,572)
Accounts payable and accrued liabilities	(24,212)	(2,799)
Other, net	37,991	5,759
Net cash provided by (used in) operating activities	(529)	(14,589)
Investing activities:
Purchases of property, plant and equipment	(11,010)	(14,115)
Proceeds from sale of assets	532	—
Acquisition of intangibles and other	(113)	(57)
Net cash provided by (used in) investing activities	(10,591)	(14,172)
Financing activities:
Proceeds from long-term borrowings	15	3,152
Proceeds from short-term borrowings	18,974	7,606
Repayment of long-term borrowings	(11,785)	(5,960)
Repayment of short-term borrowings	(8,948)	(1,949)
Net cash provided by (used in) financing activities	(1,744)	2,849
Effect of exchange rate changes on cash	(5,026)	(512)
Net change in cash and cash equivalents	(17,890)	(26,424)
Cash and cash equivalents at beginning of period	178,491	86,064
Cash and cash equivalents at end of period	$160,601	$59,640

Supplemental disclosures of cash flow information:
Cash payments for interest	$31,725	$27,434
Cash payments (receipts) for taxes, net	$2,666	$2,344
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
On January 28, 2011, pursuant to an Agreement and Plan of Merger, dated as of October 4, 2010, the Company was acquired by affiliates of Blackstone Capital Partners V L.P. (“Blackstone”), along with certain members of the Company's management (the "Merger"), for an aggregate purchase price valued at $403.5 million, excluding the repayment of pre-acquisition indebtedness. Under the guidance provided by the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Topic 5J, “New Basis of Accounting Required in Certain Circumstances,” push-down accounting is required when such transactions result in an entity becoming substantially wholly-owned. Therefore, the basis in shares of common stock of the Company has been pushed down to the Company from PGI Specialty Materials, Inc., a Delaware corporation ("PGI-SMI") that owns 100% of the issued and outstanding common stock of Scorpio Acquisition Corporation, a Delaware corporation ("Parent") that owns 100% of the issued and outstanding common stock of the Company.
On December 11, 2014, the Board of Directors of the Company approved a change in the Company's fiscal year-end to a calendar year ending on December 31, effective with the fiscal year 2014. The change was made on a prospective basis and prior periods were not adjusted. Historically, the Company's fiscal years were based on a 52/53 week period ending on the Saturday closest to each December 31, such that each quarterly period was 13 weeks in length. Under the guidance provided by the SEC, the change was not deemed a change in fiscal year for purposes of reporting.
Note 3. Recent Accounting Pronouncements
The FASB ASC is the sole source of authoritative GAAP other than SEC issued rules and regulations that apply only to SEC registrants. The FASB issues an Accounting Standard Update ("ASU") to communicate changes to the codification. The Company considers the applicability and impact of all ASU's. The followings are those ASU's that are relevant to the Company.
In April 2015, the FASB issued ASU No. 2015-03, “Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03) which requires an entity to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. ASU 2015-03 is effective on a retrospective basis for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years beginning after December 15, 2016. The adoption of this guidance concerns presentation only and will not have any impact on the Company’s financial results.
In January 2015, the FASB issued ASU No. 2015-01, "Income Statement - Extraordinary and Unusual Items" ("ASU 2015-01") which eliminates from GAAP the concept of extraordinary items. Under the new guidance, an event or transaction that meets the criteria for extraordinary classification is segregated from the results of ordinary operations and shown as a separate item in the income statement, net of tax. In addition, certain other related disclosures are required. ASU 2015-01 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect that the adoption of this guidance will have a material effect on its financial results.

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
The components of the purchase price are as follows:

In thousands	Consideration
Cash consideration paid to selling shareholders	$188,117
Cash consideration deposited into escrow	8,252
Deferred purchase price	47,931
Debt repaid	180,532
Total consideration	$424,832
Total consideration paid included $47.9 million of deferred purchase price (the "Deferred Purchase Price"). The Deferred Purchase Price is held by the Company and relates to certain unaccrued tax claims of Providência (the "Providência Tax Claims"). The Deferred Purchase Price is denominated in Brazilian Reals (R$) and accretes at a rate of 9.5% per annum compounded daily. If the Providência Tax Claims are resolved in the Company's favor, the Deferred Purchase Price will be paid to the selling shareholders. However, if the Company or Providência incur actual tax liability in respect to the Providência Tax Claims, the amount of Deferred Purchase Price owed to the selling shareholders will be reduced by the amount of such actual tax liability. The Company will be responsible for any actual tax liability in excess of the Deferred Purchase Price and the cash consideration deposited into escrow. Based on the Company's best estimate, resolution of the Providência Tax Claims is expected to take longer than a year. As a result, the Deferred Purchase Price is classified as a noncurrent liability with accretion recognized within Interest expense.

As required by Brazilian law, PGI Acquisition Company filed a mandatory tender offer registration request with the Securities Commission of Brazil (Comissão de Valores Mobiliários or the “CVM”) in order to launch, as required by Brazilian law, after the CVM's approval, a tender offer to acquire the remaining 28.75% of the outstanding capital stock of Providência that is currently held by the minority shareholders (the “Mandatory Tender Offer”). The price per share to be paid to the minority shareholders in connection with the Mandatory Tender Offer will be substantially the same as paid to the selling shareholders upon acquisition of control, including the portion allocated to deferred purchase price and escrow. In addition, the Company voluntarily opted to amend the Mandatory Tender Offer to provide the minority shareholders with an alternative price structure with no escrow or deferred purchase price. Based on the alternative offer, the minority shareholders would receive an all-cash purchase price at closing. The Mandatory Tender Offer registration request is currently under review with the CVM. Once the Mandatory Tender Offer is approved and launched, the minority shareholders have the right, but not the obligation, to sell their remaining outstanding capital stock of Providência. Given such right of the minority shareholders, the Company determined that ASC 480, "Distinguishing Liabilities from Equity" ("ASC 480") requires the noncontrolling interest to be presented as mezzanine equity on the Consolidated Balance Sheets and adjusted to its estimated maximum redemption amount at each balance sheet date. Refer to Note 14, "Redeemable Noncontrolling Interest" for further information on the accounting of the redeemable noncontrolling interest.
The Providência Acquisition was recorded using the acquisition method of accounting in accordance with the accounting guidance for business combinations. As a result, the total purchase price was allocated to assets acquired and liabilities assumed based on the preliminary estimate of fair market value of such assets and liabilities at the Providência Acquisition Date. Any excess of the purchase price is recognized as goodwill, which is not expected to be deductible for tax purposes. The Company has not completed the detailed valuation work necessary to finalize its valuation of assets acquired and liabilities assumed. Additional information related to acquired intangible assets, property, plant and equipment as well as accounting for certain tax matters is still pending. As a result, current amounts recorded are subject to adjustment as the Company finalizes its analysis. The Company will complete its final purchase price allocation during the second quarter of 2015.
Pro Forma Information
The following unaudited pro forma information for the three months ended March 29, 2014 assumes the acquisition of Providência occurred as of the beginning of 2014.

In thousands	Three Months Ended March 29, 2014
Net sales	$512,105
Net income (loss)	(19,755)
The unaudited pro forma information does not purport to be indicative of the results that actually would have been achieved had the operations been combined during the periods presented, nor is it intended to be a projection of future results or trends. Net sales and Operating income (loss) attributable to Providência for the three months ended March 31, 2015 was $73.6 million and $13.4 million, respectively.
Dounor Acquisition
On March 25, 2015, the Company announced that PGI France Holdings SAS, a wholly-owned subsidiary of the Company, entered into an agreement to acquire Dounor SAS. (“Dounor”) for a purchase price of €55 million. The acquisition was completed on April 17, 2015 and funded through the Company's Senior Secured Credit Agreement, as amended. Located in France, Dounor is a manufacturer of nonwoven materials used in the hygiene, healthcare and industrial applications. The Company is currently in the process of evaluating the purchase accounting implications of the Dounor acquisition.
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
The Company accounts for these transactions in accordance with ASC 860, "Transfers and Servicing" ("ASC 860"). ASC 860 allows for the ownership transfer of accounts receivable to qualify for sale treatment when the appropriate criteria is met, which permits the Company to present the balances sold under the program to be excluded from Accounts receivable, net on the

Consolidated Balance Sheets. Receivables are considered sold when (i) they are transferred beyond the reach of the Company and its creditors, (ii) the purchaser has the right to pledge or exchange the receivables, and (iii) the Company has surrendered control over the transferred receivables. In addition, the Company provides no other forms of continued financial support to the purchaser of the receivables once the receivables are sold. Amounts due from financial institutions are included in Other current assets in the Consolidated Balance Sheets.
The Company has a U.S. based program where certain U.S. based receivables are sold to an unrelated third-party financial institution. Under the current terms of the U.S. agreement, the maximum amount of outstanding advances at any one time is $20.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. In addition, the Company's subsidiaries in Brazil, Colombia, France, Italy, Mexico, Netherlands and Spain have entered into factoring agreements to sell certain receivables to unrelated third-party financial institutions. Under the terms of the non-U.S. agreements, the maximum amount of outstanding advances at any one time is $78.0 million (measured at March 31, 2015 foreign exchange rates), which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold.
The following is a summary of receivables sold to the third-party financial institutions that existed at the following balance sheet dates:

In thousands	March 31, 2015	December 31, 2014
Trade receivables sold to financial institutions	$81,810	$92,528
Net amounts advanced from financial institutions	71,065	78,900
Amounts due from financial institutions	$10,745	$13,628
The Company sold $174.6 million and $131.7 million of receivables under the terms of the factoring agreements during the three months ended March 31, 2015 and March 29, 2014, respectively. The year-over-year increase in receivables sold is primarily attributable to accounts receivable factoring agreements associated with our recent acquisitions. In addition, a new agreement that was established in France during 2014 contributed to the increase. The Company pays a factoring fee associated with the sale of receivables based on the invoice value of the receivables sold. During the three months ended March 31, 2015 and March 29, 2014, factoring fees incurred were $0.4 million and $0.4 million, respectively. These amounts are recorded within Foreign currency and other, net in the Consolidated Statements of Comprehensive Income (Loss).
Note 6.  Inventories
At March 31, 2015 and December 31, 2014, the major classes of inventory are as follows:

In thousands	March 31, 2015	December 31, 2014
Raw materials and supplies	$55,251	$58,951
Work in process	19,194	19,151
Finished goods	82,571	95,599
Total	$157,016	$173,701
Inventories are stated at the lower of cost, determined on the first-in, first-out ("FIFO") method, or fair market value. The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to net realizable value. Reserve balances, primarily related to obsolete and slow-moving inventories, were $9.3 million and $7.8 million at March 31, 2015 and December 31, 2014, respectively.
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

The following table sets forth the gross amount and accumulated amortization of the Company's intangible assets at March 31, 2015 and December 31, 2014:

	March 31, 2015			December 31, 2014
In thousands	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Technology	$63,726	$(16,230)	$47,496	$63,726	$(14,902)	$48,824
Customer relationships	73,511	(13,844)	59,667	76,242	(12,735)	63,507
Loan acquisition costs	40,612	(16,101)	24,511	40,612	(14,447)	26,165
Other	7,219	(1,829)	5,390	7,104	(1,601)	5,503
Tradenames (indefinite-lived)	34,912	—	34,912	34,912	—	34,912
Total	$219,980	$(48,004)	$171,976	$222,596	$(43,685)	$178,911
As of March 31, 2015, the Company had recorded intangible assets of $172.0 million, which includes amounts associated with loan acquisition costs. These expenditures represent the cost of obtaining financings that are capitalized in the balance sheet and amortized over the term of the loans to which such costs relate.
The following table presents amortization of the Company's intangible assets for the following periods:

In thousands	Three Months Ended March 31, 2015	Three Months Ended March 29, 2014
Intangible assets	$2,764	$3,102
Loan acquisition costs	1,654	1,026
Total	$4,418	$4,128
Estimated amortization expense on existing intangible assets for each of the next five years is expected to approximate $15 million in 2015, $16 million in 2016, $16 million in 2017, $16 million in 2018 and $16 million in 2019.
Note 8.  Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

In thousands	March 31, 2015	December 31, 2014
Accounts payable to vendors	$177,592	$209,527
Accrued compensation and benefits	44,330	42,485
Accrued interest	13,429	19,748
Other accrued expenses	46,557	49,553
Total	$281,908	$321,313

Note 9.  Debt
The following table presents the Company's outstanding debt at March 31, 2015 and December 31, 2014:

In thousands	March 31, 2015	December 31, 2014
Term Loans	$701,328	$703,029
Senior Secured Notes	504,000	504,000
Senior Unsecured Notes	210,000	210,000
ABL Facility	—	—
Argentina credit facilities:
Nacion Facility	4,177	5,010
Galicia Facility	1,700	2,047
China Credit Facility	10,468	18,920
Brazil Export Credit Facility	15,231	18,871
India loans	2,124	2,437
Capital lease obligations	737	861
Total long-term debt including current maturities	1,449,765	1,465,175
Short-term borrowings	25,742	17,665
Total debt	$1,475,507	$1,482,840
The fair value of the Company's long-term debt was $1,461.4 million at March 31, 2015 and $1,463.9 million at December 31, 2014. The fair value of long-term debt is based upon quoted market prices in inactive markets or on available rates for debt with similar terms and maturities (Level 2).
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
Senior Secured Notes
In connection with the Merger, the Company issued $560.0 million of 7.75% Senior Secured Notes due 2019 on January 28, 2011. The Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis, by each of the Polymer Group's wholly-owned domestic subsidiaries. Interest on the Senior Secured Notes is paid semi-annually on February 1 and August 1 of each year. On July 23, 2014, the Company redeemed $56.0 million aggregate principal amount of the Senior Secured Notes at a redemption price of 103.0% of the aggregate principal amount plus any accrued and unpaid interest to, but excluding, July 23, 2014. The redemption amount was funded by proceeds from the Incremental Amendment.
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
Based on current average excess availability, the borrowings under the ABL Facility will bear interest at a rate per annum equal to, at the Company's option, either (A) British Bankers Association LIBOR Rate (“LIBOR”) (adjusted for statutory reserve requirements) plus a margin of (i) 2.00% in the case of Tranche 1 or (ii) 4.00% in the case of Tranche 2; or (B) the higher of (a) the rate of interest in effect for such day as publicly announced from time to time by Citibank, N.A. as its "prime rate" and (b) the federal funds effective rate plus 0.5% of 1.0% (“ABR”) plus a margin of (x) 1.00% in the case of Tranche 1 or (y) 3.00% in the case of the Tranche 2. As of March 31, 2015, the Company had no outstanding borrowings under the ABL Facility. The borrowing base availability was $71.0 million. Outstanding letters of credit in the aggregate amount of $19.3 million left $51.7 million available for additional borrowings. The aforementioned letters of credit were primarily provided to certain administrative service providers and financial institutions. None of these letters of credit had been drawn on as of March 31, 2015.
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
In connection with the Merger, the Company repaid and terminated the Argentine peso-denominated loan. In addition, the U.S. dollar denominated loan was adjusted to reflect its fair value as of the date of the Merger. As a result, the Company recorded a contra-liability in Long-term debt and will amortize the balance into Interest expense over the remaining life of the facility. At

March 31, 2015, the face amount of the outstanding indebtedness under the U.S. dollar-denominated loan was $4.3 million, with a carrying amount of $4.2 million and a weighted average interest rate of 3.13%.
Galicia Facility
On September 27, 2013, the Company's subsidiary in Argentina entered into an arrangement with a banking institution in Argentina in order to partially finance the upgrade of a manufacturing line at its facility located near Buenos Aires, Argentina. The maximum borrowings available under the facility, excluding any interest added to principal, is 20.0 million Argentine pesos (approximately $3.5 million). The three-year term of the agreement began with the date of the first draw down on the facility, which occurred in the third quarter of 2013, with payments required in twenty-five equal monthly installments beginning after one year. Borrowings will bear interest at 15.25%. As of March 31, 2015, the outstanding balance under the facility was $1.7 million. The remainder of the upgrade is expected to be financed by existing cash balances and cash generated from operations.
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
The maximum borrowings available under the facility, excluding any interest added to principal, were $25.0 million. At December 31, 2014, the outstanding balance under the Hygiene Facility was $18.9 million with a weighted average interest rate of 5.43%. The Company repaid $8.4 million of the principal balance during the current period using a combination of existing cash balances and cash generated from operations. As a result, the outstanding balance under the Hygiene Facility was $10.5 million at March 31, 2015 with a weighted-average interest rate of 5.62%.
Brazil Export Credit Facility
As a result of the acquisition of Providência, the Company assumed a Brazilian real-denominated export credit facility with Itaú Unibanco S.A., pursuant to which Providência borrowed R$50.0 million in the first quarter of 2013 for the purpose of financing certain export transactions from Brazil. Borrowings bear interest at 8.0% per annum, payable quarterly. The facility matures in February 2016 and is unsecured. As of the date of the acquisition, the Company adjusted the outstanding balance to reflect its fair value. As a result, the Company recorded a contra-liability in Long-term debt and will amortize the balance into Interest expense over the remaining life of the facility. At March 31, 2015, the face amount of the outstanding indebtedness under the facility was $15.6 million, with a carrying amount of $15.2 million.
India Indebtedness
As a result of the acquisition of Fiberweb Limited ("Fiberweb"), the Company indirectly assumed control of Terram Geosynthetics Private Limited, a joint venture located in Mundra, India in which the Company maintains a 65% controlling interest. As part of the net assets acquired, the Company assumed $3.8 million of debt (including short-term borrowings) that was entered into with a banking institution in India. Current amounts outstanding primarily relate to a 14.70% term loan, due in 2017, used to purchase fixed assets. Other amounts relate to short-term credit facilities used to finance working capital requirements (included in Short-term borrowings in the Consolidated Balance Sheets). Combined, the outstanding balances totaled $3.2 million at March 31, 2015.
Other Indebtedness
The Company periodically enters into short-term credit facilities in order to finance various liquidity requirements, including insurance premium payments and short-term working capital needs. At March 31, 2015 and December 31, 2014, outstanding amounts related to such facilities were $25.7 million and $17.0 million, respectively. Borrowings under these facilities are included in Short-term borrowings in the Consolidated Balance Sheets.
The Company also has documentary letters of credit not associated with the ABL Facility. These letters of credit are primarily provided to certain raw material vendors and amounted to $8.0 million and $7.8 million at March 31, 2015 and December 31, 2014, respectively. None of these letters of credit have been drawn upon.
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
All derivatives are recognized on the Consolidated Balance Sheets at their fair value as either assets or liabilities. On the date the derivative contract is entered into, the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability (fair value hedge), (2) a hedge of a forecasted transaction or the variability of cash flow to be paid (cash flow hedge), or (3) an undesignated instrument. Changes in the fair value of a derivative that is designated as a fair value hedge and determined to be highly effective are recorded in current earnings, along with the gain or loss on the recognized hedged asset or liability that is attributable to the hedged risk. Changes in the fair value of a derivative that is designated as a cash flow hedge and considered highly effective are recorded in Accumulated other comprehensive income (loss) until they are reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. Changes in the fair value of undesignated derivative instruments and the ineffective portion of designated derivative instruments are reported in current earnings.
The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value hedges to specific assets and liabilities on the Consolidated Balance Sheets and linking cash flow hedges to specific forecasted transactions or variability of cash flow to be paid.
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
The following table presents the fair values of the Company's derivative instruments for the following periods:

	As of March 31, 2015		As of December 31, 2014
In thousands	Notional	Fair Value	Notional	Fair Value
Undesignated hedges:
Providência Contracts	$56,542	$2,159	$140,623	$3,962
Providência Instruments	16,715	(618)	20,179	(560)
Dounor Contract	59,037	53	—	—
Total	$132,294	$1,594	$160,802	$3,402
Asset derivatives are recorded within Other current assets and liability derivatives are recorded within Accounts payable and accrued expenses on the Consolidated Balance Sheets.
Providência Contracts
On January 27, 2014, the Company entered into a series of financial instruments with a third-party financial institution used to minimize foreign exchange risk on the future consideration to be paid for the Providência Acquisition and the Mandatory Tender Offer (the "Providência Contracts"). Each contract allows the Company to purchase fixed amounts of Brazilian reals (R$) in the future at specified U.S. dollar exchange rates, coinciding with either the Providência Acquisition or the Mandatory Tender Offer. The Providência Contracts do not qualify for hedge accounting treatment, and therefore, are considered undesignated hedges. As the nature of these transactions are related to non-operating notional amounts, changes in fair value are recorded in Foreign currency and other, net in the respective period.
The primary financial instrument was related to the Providência Acquisition and consisted of a foreign exchange forward contract with an aggregate notional amount equal to the estimated purchase price. Prior to the Providência Acquisition Date, the Company amended the primary financial instrument to reduce the notional amount to align with the consideration to be paid to the selling shareholders, which resulted in a realized gain for the Company. Upon consummation of the Providência Acquisition, the Company purchased the required Brazilian real at the specified rate thus fulfilling its obligations under the terms of the contract that specifically related to the primary financial instrument. Due to a strengthening U.S. Dollar, the contract was settled in the Company's favor which resulted in a realized gain of $18.9 million recognized within Foreign currency and other, net. The remaining financial instruments relate to a series of foreign exchange call options that expire between 1 year and 5 years associated with the Mandatory Tender Offer and the deferred portion of the consideration paid for the Providência Acquisition. Each option provides the Company with the right, but not the obligation to purchase a fixed amount of Brazilian real in the future at a specified U.S. Dollar rate.

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
Dounor Contract
On March 27, 2015, the Company entered into a foreign exchange call option with a third-party financial institution used to minimize the foreign exchange risk on the future consideration to be paid for the acquisition of Dounor (the "Dounor Contract"). The Dounor Contract provides the Company the right, but not the obligation, to purchase a fixed amount of Euros in the future at a specified U.S. Dollar rate. The Dounor Contract does not qualify for hedge accounting treatment, therefore, it is considered an undesignated hedge. As the nature of this transaction is related to a non-operating notional amount, changes in the fair value are recorded in Foreign currency and other, net in the current period.
The following table represents the amount of (gain) or loss associated with derivative instruments in the Consolidated Statements of Comprehensive Income (Loss):

In thousands	Three Months Ended March 31, 2015	Three Months Ended March 29, 2014
Undesignated hedges:
Providência Contracts	$1,925	$(10,756)
Providência Instruments	(240)	—
Dounor Contract	159	—
Total	$1,844	$(10,756)
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

Recurring Basis
The following tables present the fair value and hierarchy levels for the Company's assets and liabilities, which are measured at fair value on a recurring basis as of March 31, 2015:

In thousands	Level 1	Level 2	Level 3	March 31, 2015
Assets
Providência Contracts	$—	$2,159	$—	$2,159
Dounor Contract	—	53	—	53

Liabilities
Providência Instruments	$—	$(618)	$—	$(618)
The following tables present the fair value and hierarchy levels for the Company's assets and liabilities, which are measured at fair value on a recurring basis as of December 31, 2014:

In thousands	Level 1	Level 2	Level 3	December 31, 2014
Assets
Providência Contracts	$—	$3,962	$—	$3,962

Liabilities
Providência Instruments	$—	$(560)	$—	$(560)
ASC 820 "Fair Value Measurements and Disclosures" (ASC 820) defines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
The Company determines the fair value of its financial assets and liabilities using the following methodologies:

•	Foreign Exchange Forward Contracts - Fair value is based upon a comparison of the contracted forward exchange rates to the current market exchange rates, discounted at the currency-appropriate rate.

•
Foreign Exchange Option Contracts - Fair value is based upon quantitative models that utilize multiple market inputs (including interest rates, prices and indices to generate continuous yield or pricing curves, discount rates and volatility factors).

The fair values of cash and cash equivalents, accounts receivable, inventories, short-term borrowings and accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of these instruments. The methodologies used by the Company to determine the fair value of its financial assets and liabilities at March 31, 2015 are the same as those used at December 31, 2014. As a result, there have been no transfers between Level 1 and Level 2 categories.
Note 12.  Pension and Postretirement Benefit Plans
The Company and its subsidiaries sponsor multiple defined benefit plans that cover certain employees. Postretirement benefit plans, other than pensions, provide healthcare benefits for certain eligible employees. Benefits are primarily based on years of service and employee compensation.
Pension Plans
The Company has both funded and unfunded pension benefit plans. It is the Company’s policy to fund such plans in accordance with applicable laws and regulations in order to ensure adequate funds are available in the plans to make benefit payments to plan participants and beneficiaries when required.

The components of the Company's pension related costs for the following periods are as follows:

In thousands	Three Months Ended March 31, 2015	Three Months Ended March 29, 2014
Service cost	$1,001	$873
Interest cost	1,975	2,458
Expected return on plan assets	(2,686)	(3,118)
Curtailment / settlement (gain) loss	—	—
Net amortization of:
Actuarial (gain) loss	98	(4)
Transition costs and other	(9)	—
Net periodic benefit cost	$379	$209
The Company’s practice is to fund amounts for its qualified pension plans at least sufficient to meet the minimum requirements set forth in applicable employee benefit laws and local tax laws. In addition, the Company manages these plans to ensure that all present and future benefit obligations are met as they come due. Full year contributions are expected to approximate $3.4 million.
Postretirement Plans
The Company sponsors several Non-U.S. postretirement plans that provide healthcare benefits to cover certain eligible employees. These plans have no plan assets, but instead are funded by the Company on a pay-as-you-go basis in the form of direct benefit payments.
The components of the Company's postretirement related costs for the following periods are as follows:

In thousands	Three Months Ended March 31, 2015	Three Months Ended March 29, 2014
Service cost	$2	$9
Interest cost	44	93
Curtailment / settlement (gain) loss	—	—
Net amortization of:
Actuarial (gain) loss	2	5
Transition costs and other	—	—
Net periodic benefit cost	$48	$107
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

Note 13.  Income Taxes
The Company accounts for its provision for income taxes in accordance with ASC 740, "Income Taxes," which requires an estimate of the annual effective income tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year. For the three months ended March 31, 2015, the Company's effective income tax rate was 12.7% (compared with a negative effective income tax rate of 150.2% for the three months ended March 29, 2014). The change in our effective income tax rate was primarily driven by incremental operating losses of $42.2 million in the current period for which we recorded a full valuation allowance. In addition, our effective income tax rate was impacted by foreign withholding taxes for which tax credits are not anticipated, changes in the amounts recorded for tax uncertainties, and foreign taxes calculated at statutory rates different than the U.S. federal statutory rate. During the three months ended March 29, 2014, a French subsidiary of the Company joined the Company’s unitary French filing group. This resulted in a $1.9 million increase to the Company's French valuation allowance discrete to the prior year period.
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes and (b) operating loss and tax credit carryforwards. A valuation allowance is recorded when, based on the weight of the evidence, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. The realization of the deferred tax asset depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdiction. At March 31, 2015, the Company has a net deferred tax liability of $12.4 million.
At March 31, 2015, the Company had unrecognized tax benefits of $20.7 million, of which $9.5 million relates to accrued interest and penalties. These amounts are included within Other noncurrent liabilities within the accompanying Consolidated Balance Sheets. The total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective income tax rate is $20.7 million as of March 31, 2015. Included in the balance as of March 31, 2015 is $2.8 million, including $1.6 million of interest and penalties, related to income tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount is comprised of items which relate to the lapse of statute of limitations or the settlement of issues. The Company recognizes interest and/or penalties related to income taxes as a component of income tax expense.
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
The major jurisdictions where the Company files income tax returns include the United States, Canada, China, India, the Netherlands, France, Germany, Spain, United Kingdom, Italy, Mexico, Colombia, Brazil, and Argentina. As of March 31, 2015, the Company has a number of open tax years with various taxing jurisdictions that range from 2003 to 2013. The results of current tax audits and reviews related to open tax years have not been finalized, and management believes that the ultimate outcomes of these audits and reviews will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Note 14.  Redeemable Noncontrolling Interest
In connection with the Providência Acquisition, as required by Brazilian law, PGI Acquisition Company filed the Mandatory Tender Offer registration request with the CVM in order to launch, after its approval, a tender offer to acquire all of the remaining outstanding capital stock of Providência from the minority shareholders. As of March 31, 2015, the Mandatory Tender Offer was still under review by the CVM. Hence, the conditions for the launch of the Mandatory Tender Offer have not been met as of March 31, 2015. However, once the Mandatory Tender Offer is approved and launched, the minority shareholders will have the right, but not the obligation, to sell their remaining outstanding capital stock of Providência. Given such right of the minority shareholders, the Company determined that ASC 480 requires the noncontrolling interest to be presented as mezzanine equity on the Consolidated Balance Sheets and adjusted to its estimated maximum redemption amount at each balance sheet date.
Financial results of Providência are attributed to the minority shareholders based on their ownership percentage and accordingly disclosed in the Consolidated Statements of Comprehensive Income (Loss). Subsequent to the allocation of earnings, the carrying value is then adjusted to its redemption value as of each balance sheet date with a corresponding adjustment to additional paid-in capital.

A reconciliation of the redeemable noncontrolling interest is as follows:

In thousands	2015
December 31, 2014	$89,181
Comprehensive income (loss) attributable to redeemable noncontrolling interest	(9,813)
Periodic adjustment to redemption value, net of currency adjustment	(2,784)
March 31, 2015	$76,584
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
Note 15.  Equity
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
Common Stock
The authorized share capital of the Company is $10, consisting of 1,000 shares, par value $0.01 per share. The Company did not pay any dividends since the Merger and intends to retain future earnings, if any, to finance the further expansion and continued growth of the business. In addition, our indebtedness obligations limit certain restricted payments, which include dividends payable in cash, unless certain conditions are met.
Additional Paid-in-Capital
In accordance with push-down accounting, the basis in the Initial Capital has been pushed down from Holdings to the Company. Amounts related to Blackstone and certain board members are recorded in Additional paid-in capital. The remaining portion, related to certain members of the Company's management, was recorded in Other noncurrent liabilities as they contained a three-year call option feature which specifies that the employer can repurchase the shares at the original purchase price (or less) if the employee terminates within the specified time period. Upon the expiration of the three-year call option, associated amounts were no longer considered a liability and recorded in Additional paid-in capital. Subsequent to January 28, 2011, certain members of the Company's management and certain board members purchased common stock of Holdings. In addition, the Company has repurchased common stock from former employees. At March 31, 2015, the net amount purchased was $2.1 million and accordingly, the Company recorded the basis in these shares as additional paid-in capital or as a noncurrent liability, as necessary.
On December 18, 2013, the Company received an additional equity investment of $30.7 million from Blackstone (the "Equity Investment"). The Equity Investment, along with the proceeds received from the Term Loans, were used to repay all outstanding borrowings under the Senior Secured Bridge Credit Agreement and the Senior Unsecured Bridge Credit Agreement.
In connection with Providência Acquisition, the Company determined that the related noncontrolling interest is required to be presented as mezzanine equity on the Consolidated Balance Sheets and adjusted to its estimated maximum redemption amount at each balance sheet date. As a result, adjustments to the redeemable noncontrolling interest are offset by a deemed dividend to the minority shareholders recognized in Additional paid-in capital. Refer to Note 14, "Redeemable Noncontrolling Interest" for further information on the accounting of the redeemable noncontrolling interest.

Accumulated Other Comprehensive Income (Loss)
The changes in Accumulated other comprehensive income (loss) by component are as follows:

In thousands	Pension and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total
December 31, 2014	$(30,959)	$(28,205)	$(59,164)
Other comprehensive income (loss) before reclassifications	(90)	(28,678)	(28,768)
Amounts reclassified out of accumulated comprehensive income (loss)	90	—	90
Net current period other comprehensive income (loss)	—	(28,678)	(28,678)
March 31, 2015	$(30,959)	$(56,883)	$(87,842)
Amounts presented in Other comprehensive income (loss) before reclassifications are net of tax. For the three months ended March 31, 2015, the Company did not record any income tax expense for pension and postretirement benefit plans and cumulative translation adjustments.
Amounts reclassified out of Accumulated other comprehensive income (loss) is as follows:

In thousands	Three Months Ended March 31, 2015	Three Months Ended March 29, 2014
Pension and other postretirement benefit plans:
Net amortization of actuarial gains (losses)	$91	$1
Curtailment / settlement gain (loss)	—	—
Total reclassifications, before tax	91	1
Income tax (provision) benefit	(1)	(1)
Total reclassifications, net of tax	$90	$—
Amounts associated with pension and postretirement benefit plans reclassified from Accumulated other comprehensive income (loss) are recorded within Selling, general and administrative expenses on the Consolidated Statements of Comprehensive Income (Loss). The components are included in the computation of net periodic benefit cost.
Note 16.  Special Charges
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
A summary for each respective period is as follows:

In thousands	Three Months Ended March 31, 2015	Three Months Ended March 29, 2014
Restructuring and plant realignment costs	$1,008	$2,912
Acquisition and integration - Providência	1,093	2,431
Acquisition and integration - Fiberweb	1,816	3,034
Other charges	2,105	334
Total restructuring and plant realignment costs	$6,022	$8,711

Restructuring and Plant Realignment Costs
The Company incurs costs associated with restructuring initiatives intended to result in improved operating performance, profitability and working capital levels. Actions associated with these initiatives include reducing headcount, improving manufacturing productivity, realignment of management structures, reducing corporate costs and rationalizing certain assets, businesses and employee benefit programs. Amounts incurred for the current and prior period primarily relate to cost improvement initiatives associated with the acquisition and integration of Fiberweb. In addition, the Company incurs costs associated with less significant ongoing restructuring initiatives resulting from the continuous evaluation of opportunities to optimize manufacturing facilities and manufacturing processes. Costs associated with these initiatives primarily relate to professional consulting fees.
Acquisition and Integration - Providência
In association with the Providência Acquisition, the Company incurred direct acquisition costs associated with the transaction including investment banking, legal, accounting and other fees for professional services. Other costs included direct financing costs associated with both the Senior Unsecured Notes and the Incremental Amendment to the Term Loans. A majority of these costs have been capitalized as intangible assets on the Consolidated Balance Sheets as of the date of the Providência Acquisition. However, a portion of these costs related to the Incremental Term Loan were expensed as incurred. Costs incurred in the current period relate to integration activities and the Mandatory Tender Offer.
Acquisition and Integration - Fiberweb
In association with the Fiberweb Acquisition, the Company incurred direct acquisition costs associated with the transaction including investment banking, legal, accounting and other fees for professional services. Other expenses included direct financing costs associated with both the Secured Bridge Facility and the Unsecured Bridge Facility, as well as with the Term Loans. These costs have been capitalized as intangible assets on the Consolidated Balance Sheets as of the date of the Fiberweb Acquisition. In addition, the Company launched several initiatives during 2014 focused on the integration of Fiberweb into the existing operations and underlying processes of the Company. These initiatives include cost reduction initiatives and costs associated with integrating the back office activities of the combined business. As a result, the Company incurred costs directly associated with these activities which include legal, accounting and other fees for professional services.
Other Charges
In general, other charges consist primarily of expenses related to the Company’s pursuit of other business opportunities. The Company reviews its business operations on an ongoing basis in light of current and anticipated market conditions and other factors and, from time to time, may undertake certain actions in order to optimize overall business, performance or competitive position. To the extent any such decisions are made, the Company would likely incur costs associated with such actions, which could be material. Other charges also include various corporate-level initiatives and most recently, the relocation of our Nanhai, China manufacturing facility.
Restructuring Reserve
Amounts accrued for Restructuring and Plant Realignment costs are included in Accounts payable and accrued liabilities in the Consolidated Balance Sheets. Changes in the Company's reserves for the respective periods presented are as follows:

In thousands	North America	South America	Europe	Asia	Corporate	Total
December 31, 2014	$598	$1,145	$1,718	$39	$180	$3,680
Additions	248	(15)	783	—	(8)	1,008
Acquisitions	—	—	—	—	—	—
Cash payments	(458)	(277)	(1,146)	(50)	(131)	(2,062)
Adjustments	4	(59)	(172)	11	1	$(215)
March 31, 2015	$392	$794	$1,183	$—	$42	$2,411
The Company accounts for its restructuring programs in accordance with ASC 712, "Compensation - Non-retirement Postemployment Benefits" ("ASC 712") and ASC 420, "Exit of Disposal Cost Obligations" ("ASC 420"). Costs incurred for the respective periods presented primarily consisted of employee separation and severance expenses. Programs in existence prior to the acquisition of Fiberweb are substantially complete as of March 31, 2015. As a result of the acquisition of Fiberweb, the Company has initiated a restructuring program to integrate and optimize the combined footprint. Total projected costs for these programs are expected to range between $16.0 million and $23.0 million with payments continuing into 2015. Cost incurred since the Fiberweb Acquisition Date totaled $13.4 million.

A summary of special charges by reportable segment is as follows:

In thousands	Restructuring and Plant Realignment Costs	Acquisition and Integration Costs	Other Special Charges	Total Special Charges, Net
For the three months ended March 31, 2015
North America	$248	$490	$71	$809
South America	(15)	227	—	212
Europe	783	225	(5)	1,003
Asia	—	—	1,193	1,193
Corporate	(8)	1,967	846	2,805
Total	$1,008	$2,909	$2,105	$6,022

For the three months ended March 29, 2014
North America	$203	$500	$173	$876
South America	57	9	—	66
Europe	2,628	605	1	3,234
Asia	6	—	100	106
Corporate	18	4,351	60	4,429
Total	$2,912	$5,465	$334	$8,711
Note 17.  Other Operating, Net
Transactions that are denominated in a currency other than an entity's functional currency are subject to changes in exchange rates with the resulting gains and losses recorded within current earnings. The Company includes gains and losses related to receivables and payables as well as the impacts of other operating transactions as a component of Operating income (loss).
Amounts associated with these components for the respective periods are as follows:

In thousands	Three Months Ended March 31, 2015	Three Months Ended March 29, 2014
Foreign currency gains (losses)	$936	$(1,926)
Other operating income (expense)	487	857
Total	$1,423	$(1,069)
Note 18. Foreign Currency and Other, Net
Transactions that are denominated in a currency other than an entity's functional currency are subject to changes in exchange rates with the resulting gains and losses recorded within current earnings. The Company includes gains and losses related to intercompany loans and third-party debt as well as other non-operating activities (primarily factoring fees and the gain or loss on the sale of assets) as a component of Other income (expense).
Amounts associated with these components for the respective periods are as follows:

In thousands	Three Months Ended March 31, 2015	Three Months Ended March 29, 2014
Foreign currency gains (losses)	$(41,905)	$(5,400)
Other non-operating income (expense)	(2,018)	10,359
Total	$(43,923)	$4,959

On January 27, 2014, the Company entered into a series of financial instruments with a third-party financial institution used to minimize foreign exchange risk on the future consideration to be paid for the Providência Acquisition and the Mandatory Tender Offer. The primary financial instrument was related to the Providência Acquisition and consisted of a foreign exchange forward contract with an aggregate notional amount equal to the estimated purchase price. The remaining financial instruments relate to a series of foreign exchange call options that expire between 1 year and 5 years associated with the Mandatory Tender Offer and the deferred portion of the consideration paid for the Providência Acquisition. As the nature of these transactions are related to a non-operating notional amount, changes in fair value are included in other non-operating income (expense) in the respective period. The Company recognized a gain of $10.8 million during the three months ended March 29, 2014 associated with the changes in fair value of these financial instruments. The amount associated with the remaining financial instruments recognized during the three months ended March 31, 2015 was a loss of $1.9 million.
Note 19.  Commitments and Contingencies
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
Providência Tax Claims
In connection with the acquisition of Providência, the Company is party to the Providência Tax Claims. The Providência Tax Claims relate to two tax deficiency notices received in August and November 2013 relating to Providência's 2007 and 2008 tax filings. At the Providência Acquisition Date and at each subsequent reporting period, the Company evaluated whether the Providência Tax Claims qualified for recognition and determined it was more likely than not that Providência's position would be sustained upon challenge by the the Brazilian courts. This determination was based on advice received from the Company's Brazilian legal counsel. Therefore, the Company did not record an uncertain tax position liability for this matter.
At the Providência Acquisition Date, the Deferred Purchase Price was $47.9 million. If the Providência Tax Claims are resolved in the Company's favor, the Deferred Purchase Price will be paid to the selling shareholders. However, if the Company or Providência incur actual tax liability in respect to the Providência Tax Claims, the amount of Deferred Purchase Price owed to the selling shareholders will be reduced by the amount of such actual tax liability. At March 31, 2015, the remeasured and accreted balance of the Deferred Purchase Price was $36.0 million. Based on the Company's estimate, the resolution of the Providência Tax Claims is expected to take longer than a year. Refer to Note 4, "Acquisitions" for further information on the accounting of the Deferred Purchase Price and the Providência Tax Claims.
Redeemable Noncontrolling Interest
In connection with the Providência Acquisition, as required by Brazilian law, PGI Acquisition Company filed the Mandatory Tender Offer registration request with the CVM in order to launch, after its approval, a tender offer to acquire all of the remaining outstanding capital stock of Providência from the minority shareholders. As of March 31, 2015, the Mandatory Tender Offer was still under review by the CVM. Hence, the conditions for the launch of the Mandatory Tender Offer have not been met as of March 31, 2015. However, once the Mandatory Tender Offer is approved and launched, the minority shareholders will have the right, but not the obligation, to sell their remaining outstanding capital stock of Providência. Given such right of the minority shareholders, the Company determined that ASC 480 requires the noncontrolling interest to be presented as mezzanine equity on the Consolidated Balance Sheets and adjusted to its estimated maximum redemption amount at each balance sheet date. At March 31, 2015, the redemption value of the redeemable noncontrolling interest was $76.6 million. Refer to Note 14, "Redeemable Noncontrolling Interest" for further information on the accounting of the redeemable noncontrolling interest.

Financing Obligation
As a result of the Fiberweb Acquisition, the Company acquired a manufacturing facility in Old Hickory, Tennessee, the assets of which included a utility plant used to generate steam for use in its manufacturing process. Upon completion of its construction in 2011, the utility plant was sold to a unrelated third-party and subsequently leased back by Fiberweb for a period of 10 years. The Company has accounted for this transaction as a direct financing lease, recognizing the assets as part of property, plant and equipment and a related financing obligation as a long-term liability. Cash payments to the lessor are allocated between interest expense and amortization of the financing obligation. At the end of the lease term, the Company will recognize the sale of the utility plant, however, no gain or loss will be recognized as the financing obligation will equal the expected carrying value of the assets. At March 31, 2015, the outstanding balance of the financing obligation was $18.0 million, which is included in Other noncurrent liabilities in the Consolidated Balance Sheets.
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
Note 20.  Segment Information
The Company is a leading global innovator and manufacturer of specialty materials, primarily focused on the production of nonwoven products. The Company operates through four operating segments, which represent its four reportable segments: North America, South America, Europe and Asia, with the main source of revenue being the sales of primary and intermediate products to consumer and industrial markets. The Company has one major customer, Procter & Gamble, which accounts for approximately 12% of its business, the loss of which would have a material adverse impact on reported financial results. Sales to this customer are reported within each of the reportable segments.
Segment information is based on the “management” approach which designates the internal reporting used by management for making decisions and assessing performance. The Company manages its business on a geographic basis, as each region provides similar products and services. The reportable segments are consistent with the manner in which financial information is disaggregated for internal review and decision making. The accounting policies of the reportable segments are the same as those described in Note 3, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s 2014 Form 10-K. Intercompany sales between the segments are eliminated.

Financial data by reportable segment is as follows:

In thousands	Three Months Ended March 31, 2015	Three Months Ended March 29, 2014
Net sales:
North America	$208,322	$193,298
South America	93,086	38,150
Europe	112,389	143,621
Asia	47,441	47,515
Total	$461,238	$422,584

Operating income (loss):
North America	$29,197	$17,783
South America	13,674	2,986
Europe	9,755	6,232
Asia	5,283	4,152
Unallocated Corporate	(16,417)	(13,254)
Eliminations	360	(37)
Subtotal	41,852	17,862
Special charges, net	(6,022)	(8,711)
Total	$35,830	$9,151

Depreciation and amortization expense:
North America	$12,677	$9,828
South America	5,845	1,953
Europe	4,000	5,887
Asia	5,521	5,572
Unallocated Corporate	558	340
Subtotal	28,601	23,580
Amortization of loan acquisition costs	1,654	1,026
Total	$30,255	$24,606

Capital spending:
North America	$3,447	$6,051
South America	802	2,208
Europe	3,107	2,509
Asia	3,468	2,600
Corporate	186	747
Total	$11,010	$14,115

In thousands	March 31, 2015	December 31, 2014
Division assets:
North America	$825,545	$819,133
South America	463,527	536,140
Europe	266,879	304,879
Asia	263,865	261,172
Corporate	81,945	113,849
Total	$1,901,761	$2,035,173
The Company serves customers focused on personal care, infection prevention and high performance solutions, where our products are critical components used in a broad array of consumer and commercial products. Products within each of these three applications are as follows:

•	Personal Care - Specialty materials used for hygiene, dryer sheets and personal wipes products

•	Infection Prevention - Specialty materials used for healthcare, filtration and disinfectant wipes products

•	High Performance Solutions - Specialty materials used for Building & Construction/Geosynthetics & Agriculture, industrial wipes, filtration, and various other applications
Net sales by key application is as follows:

In thousands	Three Months Ended March 31, 2015	Three Months Ended March 29, 2014
Personal Care	$235,229	$194,470
Infection Prevention	79,856	80,439
High Performance Solutions	146,153	147,675
Total	$461,238	$422,584
Note 21.  Certain Relationships and Related Party Transactions
In connection with the Merger, Holdings entered into a shareholders agreement (the “Shareholders Agreement”) with Blackstone and certain members of the Company's management. The Shareholders Agreement governs certain matters relating to ownership of Holdings, including with respect to the election of directors of our parent companies, restrictions on the issuance or transfer of shares, including tag-along rights and drag-along rights, other special corporate governance provisions and registration rights (including customary indemnification provisions). Each party to the Shareholders Agreement also agrees to vote all of its voting securities, whether at a shareholders meeting, or by written consent, in the manner which Blackstone directs, except that an employee shareholder shall not be required to vote in favor of any changes to the organizational documents of Holdings that would have a disproportionate adverse effect on the terms of such employee shareholder's shares of Common Stock relative to other shareholders. Each employee shareholder also grants to the Chief Executive Officer of Holdings a proxy to vote all of the securities owned by such employee shareholder in the manner described in the preceding sentence. As of March 31, 2015, the Board of Directors of the Company includes one Blackstone member, five outside members and the Company’s Chief Executive Officer as an employee director. Furthermore, Blackstone has the power to designate all of the members of the Board of Directors of the Company and the right to remove any or all directors that it appoints, with or without cause.
Advisory Agreement
Upon the completion of the Merger, the Company became subject to a transaction and fee advisory agreement (“Advisory Services Agreement”) with Blackstone Management Partners V L.L.C. (“BMP”), an affiliate of Blackstone. Under the Advisory Services Agreement, BMP (including through its affiliates) has agreed to provide certain monitoring, advisory and consulting services for an annual non-refundable advisory fee, to be paid at the beginning of each fiscal year, equal to the greater of (i) $3.0 million or (ii) 2.0% of the Company’s consolidated EBITDA (as defined under the credit agreement governing our ABL Facility) for the immediately preceding fiscal year. The amount of such fee shall be initially paid based on the Company’s then most current estimate of the Company’s projected EBITDA amount for the fiscal year immediately preceding the date upon which the advisory fee is paid. After completion of the fiscal year to which the fee relates and following the availability of audited financial statements for such period, the parties will recalculate the amount of such fee based on the actual consolidated EBITDA for such period and the Company or BMP, as applicable, shall adjust such payment as necessary based on the recalculated amount. Since the Merger until fiscal 2014, the Company's advisory fee has been $3.0 million, which is paid at the beginning of each year. However, as a result of actual Consolidated EBITDA for the fiscal year ended December 31, 2014, the Company's advisory fee was adjusted to $5.2 million and was paid in December 2014. The amount is included in Selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss).
In addition, in the absence of an express agreement to provide investment banking or other financial advisory services to the Company, and without regard to whether such services were provided, BMP will be entitled to receive a fee equal to 1.0% of the aggregate transaction value upon the consummation of any acquisition, divestiture, disposition, merger, consolidation, restructuring, refinancing, recapitalization, issuance of private or public debt or equity securities (including an initial public offering of equity securities), financing or similar transaction by the Company. The fee associated with the Fiberweb transaction totaled $2.5 million and was paid in December 2013. The fee associated with the Providência Acquisition totaled $5.3 million and was paid in October 2014. These amount are included in Special charges, net in the Consolidated Statements of Comprehensive Income (Loss).
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
Other Relationships and Transactions
An affiliate of Blackstone, the Blackstone Group International Partners, LLP (“BGIP”), provided certain financial advisory services to the Company in connection with the acquisition of Fiberweb. The Company reimbursed BGIP for its reasonable documented expenses, and agreed to indemnify BGIP and related persons against certain liabilities arising out of its engagement.
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
The following Condensed Consolidating Financial Statements are presented to satisfy the disclosure requirements of Rule 3-10 of Regulation S-X. In accordance with Rule 3-10, the subsidiary guarantors are all 100% owned by PGI (the “Issuer”). The guarantees on the Senior Secured Notes are full and unconditional and all guarantees are joint and several. The information presents Condensed Consolidating Balance Sheets as of March 31, 2015 and December 31, 2014, Condensed Consolidating Statements of Comprehensive Income (Loss) for the three months ended March 31, 2015 and March 29, 2014, and Condensed

Consolidating Statements of Cash Flows for the three months ended March 31, 2015 and March 29, 2014 of (1) PGI (Issuer), (2) the Guarantors, (3) the Non-Guarantors and (4) consolidating eliminations to arrive at the information for the Company on a consolidated basis.

Condensed Consolidating Balance Sheet
As of March 31, 2015

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$3,026	$91,898	$65,677	$—	$160,601
Accounts receivable, net	—	48,403	203,478	—	251,881
Inventories, net	—	56,117	101,659	(760)	157,016
Deferred income taxes	—	3,081	15,904	(3,027)	15,958
Other current assets	10,595	16,748	52,032	—	79,375
Total current assets	13,621	216,247	438,750	(3,787)	664,831
Property, plant and equipment, net	5,229	199,584	602,431	—	807,244
Goodwill	—	55,999	145,348	—	201,347
Intangible assets, net	32,688	116,595	22,693	—	171,976
Net investment in and advances to (from) subsidiaries	1,389,585	429,901	(774,303)	(1,045,183)	—
Deferred income taxes	2,315	—	19,337	(1,579)	20,073
Other noncurrent assets	281	7,273	28,736	—	36,290
Total assets	$1,443,719	$1,025,599	$482,992	$(1,050,549)	$1,901,761
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$1,139	$—	$24,603	$—	$25,742
Accounts payable and accrued liabilities	36,928	55,903	189,077	—	281,908
Income taxes payable	169	756	6,794	—	7,719
Deferred income taxes	2,896	—	10,162	(2,159)	10,899
Current portion of long-term debt	7,145	—	16,249	—	23,394
Total current liabilities	48,277	56,659	246,885	(2,159)	349,662
Long-term debt	1,408,345	—	18,026	—	1,426,371
Deferred income taxes	—	14,699	25,316	(2,447)	37,568
Other noncurrent liabilities	258	36,257	64,216	—	100,731
Total liabilities	1,456,880	107,615	354,443	(4,606)	1,914,332
Redeemable noncontrolling interest	76,584	—	—	—	76,584
Common stock	—	—	16,966	(16,966)	—
Polymer Group, Inc. shareholders’ equity	(89,745)	917,984	110,993	(1,028,977)	(89,745)
Noncontrolling interest	—	—	590	—	590
Total equity	(89,745)	917,984	128,549	(1,045,943)	(89,155)
Total liabilities, redeemable noncontrolling interest and equity	$1,443,719	$1,025,599	$482,992	$(1,050,549)	$1,901,761

Condensed Consolidating Balance Sheet
As of December 31, 2014

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$34,720	$76,744	$67,027	$—	$178,491
Accounts receivable, net	—	39,504	208,223	—	247,727
Inventories, net	—	54,044	120,775	(1,118)	173,701
Deferred income taxes	—	3,279	16,523	(3,026)	16,776
Other current assets	10,465	19,250	59,406	—	89,121
Total current assets	45,185	192,821	471,954	(4,144)	705,816
Property, plant and equipment, net	5,445	204,800	659,985	—	870,230
Goodwill	—	55,999	164,555	—	220,554
Intangible assets, net	34,529	118,283	26,099	—	178,911
Net investment in and advances to (from) subsidiaries	1,437,946	494,906	(811,794)	(1,121,058)	—
Deferred income taxes	1,578	—	18,232	(1,579)	18,231
Other noncurrent assets	285	7,111	34,035	—	41,431
Total assets	$1,524,968	$1,073,920	$563,066	$(1,126,781)	$2,035,173
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$405	$—	$17,260	$—	$17,665
Accounts payable and accrued liabilities	39,529	64,552	217,232	—	321,313
Income taxes payable	223	2,986	6,427	—	9,636
Deferred income taxes	2,322	—	10,216	(2,321)	10,217
Current portion of long-term debt	7,143	—	24,749	—	31,892
Total current liabilities	49,622	67,538	275,884	(2,321)	390,723
Long-term debt	1,410,059	—	23,224	—	1,433,283
Deferred income taxes	—	14,897	23,760	(2,434)	36,223
Other noncurrent liabilities	461	36,839	72,264	—	109,564
Total liabilities	1,460,142	119,274	395,132	(4,755)	1,969,793
Redeemable noncontrolling interest	89,181	—	—	—	89,181
Common stock	—	—	16,966	(16,966)	—
Polymer Group, Inc. shareholders’ equity	(24,355)	954,646	150,414	(1,105,060)	(24,355)
Noncontrolling interest	—	—	554	—	554
Total equity	(24,355)	954,646	167,934	(1,122,026)	(23,801)
Total liabilities and equity	$1,524,968	$1,073,920	$563,066	$(1,126,781)	$2,035,173

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended March 31, 2015

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$141,800	$327,774	$(8,336)	$461,238
Cost of goods sold	—	(108,769)	(255,387)	8,336	(355,820)
Gross profit	—	33,031	72,387	—	105,418
Selling, general and administrative expenses	(15,991)	(13,206)	(35,792)	—	(64,989)
Special charges, net	(2,682)	(738)	(2,602)	—	(6,022)
Other operating, net	264	(564)	1,723	—	1,423
Operating income (loss)	(18,409)	18,523	35,716	—	35,830
Other income (expense):
Interest expense	(16,251)	(1,898)	(9,484)	—	(27,633)
Intercompany royalty and technical service fees	2,105	1,559	(3,664)	—	—
Foreign currency and other, net	(2,888)	879	(41,914)	—	(43,923)
Equity in earnings of subsidiaries	(7,971)	(23,585)	—	31,556	—
Income (loss) before income taxes	(43,414)	(4,522)	(19,346)	31,556	(35,726)
Income tax (provision) benefit	3,456	(3,812)	(4,192)	—	(4,548)
Net income (loss)	(39,958)	(8,334)	(23,538)	31,556	(40,274)
Less: Earnings attributable to noncontrolling interest and redeemable noncontrolling interest	—	—	(316)	—	(316)
Net income (loss) attributable to Polymer Group, Inc.	$(39,958)	$(8,334)	$(23,222)	$31,556	$(39,958)
Comprehensive income (loss) attributable to Polymer Group, Inc.	$(68,636)	$(37,363)	$(39,423)	$76,786	$(68,636)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended March 29, 2014

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$148,896	$286,667	$(12,979)	$422,584
Cost of goods sold	(37)	(122,587)	(238,474)	12,979	(348,119)
Gross profit	(37)	26,309	48,193	—	74,465
Selling, general and administrative expenses	(10,930)	(13,551)	(31,053)	—	(55,534)
Special charges, net	(3,965)	(532)	(4,214)	—	(8,711)
Other operating, net	12	(212)	(869)	—	(1,069)
Operating income (loss)	(14,920)	12,014	12,057	—	9,151
Other income (expense):
Interest expense	(19,931)	7,083	(5,058)	—	(17,906)
Intercompany royalty and technical service fees	2,695	1,653	(4,348)	—	—
Foreign currency and other, net	10,800	553	(6,394)	—	4,959
Equity in earnings of subsidiaries	8,285	(8,162)	—	(123)	—
Income (loss) before income taxes	(13,071)	13,141	(3,743)	(123)	(3,796)
Income tax (provision) benefit	3,591	(4,914)	(4,377)	—	(5,700)
Net income (loss)	(9,480)	8,227	(8,120)	(123)	(9,496)
Less: Earnings attributable to noncontrolling interest and redeemable noncontrolling interest	—	—	(16)	—	(16)
Net income (loss) attributable to Polymer Group, Inc.	$(9,480)	$8,227	$(8,104)	$(123)	$(9,480)
Comprehensive income (loss) attributable to Polymer Group, Inc.	$(7,793)	$9,725	$(6,060)	$(3,665)	$(7,793)

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2015

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(33,186)	$5,433	$27,224	$—	$(529)
Investing activities:
Purchases of property, plant and equipment	(186)	(3,237)	(7,587)	—	(11,010)
Proceeds from the sale of assets	—	—	532	—	532
Acquisition of intangibles and other	(113)	—	—	—	(113)
Intercompany investing activities, net	2,845	15,803	—	(18,648)	—
Net cash provided by (used in) investing activities	2,546	12,566	(7,055)	(18,648)	(10,591)
Financing activities:
Proceeds from long-term borrowings	—	—	15	—	15
Proceeds from short-term borrowings	869	—	18,105	—	18,974
Repayment of long-term borrowings	(1,788)	—	(9,997)	—	(11,785)
Repayment of short-term borrowings	(135)	—	(8,813)	—	(8,948)
Intercompany financing activities, net	—	(2,845)	(15,803)	18,648	—
Net cash provided by (used in) financing activities	(1,054)	(2,845)	(16,493)	18,648	(1,744)
Effect of exchange rate changes on cash	—	—	(5,026)	—	(5,026)
Net change in cash and cash equivalents	(31,694)	15,154	(1,350)	—	(17,890)
Cash and cash equivalents at beginning of period	34,720	76,744	67,027	—	178,491
Cash and cash equivalents at end of period	$3,026	$91,898	$65,677	$—	$160,601

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 29, 2014

In thousands	PGI (Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(35,352)	$30,624	$(9,861)	$—	$(14,589)
Investing activities:
Purchases of property, plant and equipment	(746)	(5,795)	(7,574)	—	(14,115)
Acquisition of intangibles and other	(57)	—	—	—	(57)
Intercompany investing activities, net	11,035	(16,505)	50	5,420	—
Net cash provided by (used in) investing activities	10,232	(22,300)	(7,524)	5,420	(14,172)
Financing activities:
Proceeds from long-term borrowings	3,000	—	152	—	3,152
Proceeds from short-term borrowings	1,024	—	6,582	—	7,606
Repayment of long-term borrowings	(3,898)	—	(2,062)	—	(5,960)
Repayment of short-term borrowings	(478)	—	(1,471)	—	(1,949)
Intercompany financing activities, net	24,168	(11,085)	(7,663)	(5,420)	—
Net cash provided by (used in) financing activities	23,816	(11,085)	(4,462)	(5,420)	2,849
Effect of exchange rate changes on cash	—	—	(512)	—	(512)
Net change in cash and cash equivalents	(1,304)	(2,761)	(22,359)	—	(26,424)
Cash and cash equivalents at beginning of period	2,068	13,103	70,893	—	86,064
Cash and cash equivalents at end of period	$764	$10,342	$48,534	$—	$59,640

Note 23.  Subsequent Events
On April 17, 2015, the Company entered into an incremental term loan amendment and limited waiver to its existing Senior Secured Credit Agreement, dated as of December 19, 2013. Under the amendment, the Company obtained $283.0 million of commitments for incremental term loans, the terms of which are substantially identical to the Term Loans. A portion of the proceeds were used to fund the consideration paid for the acquisition of Dounor. In addition, the amendment provides for a limited waiver to permit, among other things, the Company to incur the additional incremental term loans, so long as the Company is in pro forma compliance with a senior secured net leverage ratio not exceeding 4.50:1.00. The remaining commitments were used to redeem $200.0 million of the outstanding principal amount of the Company's outstanding 7.75% Senior Secured Notes due 2019 at a redemption price of 103.875% of the aggregate principal amount plus accrued and unpaid interest to, but excluding, the redemption date.
On April 17, 2015, the Company entered into an amendment and limited waiver to its existing ABL Facility (the "ABL Amendment"). The ABL Amendment provides for a limited waiver to permit, among other things, the Company to incur the additional incremental term loans, so long as the Company is in pro forma compliance with a senior secured net leverage ratio not exceeding 4.50:1.00.

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
Overview
We are a leading global innovator and manufacturer of specialty materials for use in a broad range of products that make the world safer, cleaner and healthier. We primarily manufacture nonwovens, which are fabric-like, value-added materials produced from polypropylene and other resins, natural and synthetic fibers as well as other components. Our versatile high performance materials can be engineered to possess specific value-added characteristics including absorbency, tensile strength, softness and barrier properties. We serve customers focused on personal care, infection prevention, and high performance solutions, where our products are critical components used in a broad array of consumer and commercial products. For personal care applications, we supply specialty materials essential to the performance and feel of disposable baby diapers, feminine hygiene products, adult incontinence products, personal wipes and fabric softening dryer sheets. For infection prevention applications, our materials are utilized in products designed to ensure a clean environment, including disinfectant wipes, surgical gowns and drapes, face masks, wound care sponges, and water, air and blood filters. For high performance solutions, we supply protective house wrap, industrial cable wrap, construction and agricultural geosynthetics, as well as components for home and bedding products, industrial cleaning wipes, and various other applications.
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
Our Industry
We compete primarily in the global nonwovens industry, which was estimated to be worth approximately $35 billion in 2014. Nonwovens are broadly defined as engineered sheet or web structures, made from polymers and/or natural fibers that are bonded together by entangling fiber or filaments mechanically, thermally or chemically. They are flat sheets that are made directly from separate fibers or from molten plastic or plastic film. By definition, they are not made by weaving or knitting and do not require converting the fibers to yarn.
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
Recent Developments
Dounor Acquisition
On March 25, 2015, we announced that PGI France Holdings SAS, a wholly-owned subsidiary of the Company, entered into an agreement to acquire Dounor SAS. (“Dounor”). The acquisition was completed on April 17, 2015 and funded through our Senior Secured Credit Agreement, as amended. Located in France, Dounor is a manufacturer of nonwoven materials used in the hygiene, healthcare and industrial applications. On March 27, 2015, we entered into a foreign exchange call option with a third-party financial institution used to minimize the foreign exchange risk on the future consideration to be paid for the acquisition of Dounor (the "Dounor Contract"). The Dounor Contract allows us to purchase a fixed amount of Euros in the future at a specified U.S. Dollar rate.
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
Comparability of Periods
On December 11, 2014, the Board of Directors of the Company approved a change in our fiscal year-end to a calendar year ending on December 31, effective with the fiscal year 2014. The change was made on a prospective basis and prior periods were not adjusted. Historically, our fiscal years were based on a 52/53 week period ending on the Saturday closest to each December 31, such that each quarterly period was 13 weeks in length. Under the guidance provided by the SEC, the change was not deemed a change in fiscal year for purposes of reporting and was material to the consolidated financial statements.
On January 27, 2014, we announced that PGI Polímeros do Brazil, a Brazilian corporation and wholly-owned subsidiary of the Company ("PGI Acquisition Company"), entered into a Stock Purchase Agreement with Companhia Providência Indústria e Comércio, a Brazilian corporation ("Providência") and certain shareholders named therein. Pursuant to the terms and subject to the conditions of the Stock Purchase Agreement, PGI Acquisition Company agreed to acquire a 71.25% controlling interest in Providência (the “Providência Acquisition”). The Providência Acquisition was completed on June 11, 2014 (the Providência Acquisition Date"). As a result, the financial results of Providência have been included since the Providência Acquisition Date.
Our sales are impacted by our selling prices, which are influenced by the cost of raw material inputs. Historically, changes in input costs have generally been passed through to customers either by contractual mechanisms or business practices. This can result in significant increases in total net sales during periods of sustained raw material cost increases as well as significant declines in net sales during periods of raw material cost declines. As a result, financial statement items that use percentage of net sales as an economic indicator are influenced by the changes in our selling prices. In general, average prices for polypropylene resin and other raw material prices modestly trended upwards during the majority of 2014, negatively impacting our results. However, we have seen raw material prices decline in recent months. As a result, we continue to operate in a volatile raw material environment.
In addition, our financial results are affected to a certain extent by changes in foreign currency exchange rates in the various countries in which our products are manufactured or sold.  Our recent acquisitions of Fiberweb Limited (formerly Fiberweb plc) and Providência have significant foreign operations which increased our exposure to the volatility of the Euro and the Brazilian Real, respectively. In general, the financial results of our foreign subsidiaries can fluctuate as the respective local currencies weaken or strengthen against the U.S. dollar, the Company’s reporting currency.

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 29, 2014
The following table sets forth the period change for each category of the Statement of Comprehensive Income (Loss) for the three months ended March 31, 2015 as compared to the three months ended March 29, 2014, as well as each category as a percentage of net sales:

				Percentage of Net Sales for the Respective Period End
In thousands	Three Months Ended March 31, 2015	Three Months Ended March 29, 2014	Period Change Favorable (Unfavorable)	March 31, 2015	March 29, 2014
Net sales	$461,238	$422,584	$38,654	100.0%	100.0%
Cost of goods sold	(355,820)	(348,119)	(7,701)	77.1%	82.4%
Gross profit	105,418	74,465	30,953	22.9%	17.6%
Selling, general and administrative expenses	(64,989)	(55,534)	(9,455)	14.1%	13.1%
Special charges, net	(6,022)	(8,711)	2,689	1.3%	2.1%
Other operating, net	1,423	(1,069)	2,492	(0.3)%	0.3%
Operating income (loss)	35,830	9,151	26,679	7.8%	2.2%
Other income (expense):
Interest expense	(27,633)	(17,906)	(9,727)	6.0%	4.2%
Foreign currency and other, net	(43,923)	4,959	(48,882)	9.5%	(1.2)%
Income (loss) before income taxes	(35,726)	(3,796)	(31,930)	(7.7)%	(0.9)%
Income tax (provision) benefit	(4,548)	(5,700)	1,152	1.0%	1.3%
Net income (loss)	(40,274)	(9,496)	(30,778)	(8.7)%	(2.2)%
Less: Earnings attributable to noncontrolling interest and redeemable noncontrolling interest	(316)	(16)	(300)	0.1%	—%
Net income (loss) attributable to Polymer Group, Inc.	$(39,958)	$(9,480)	$(30,478)	(8.7)%	(2.2)%
Volumes
Volumes sold for the three months ended March 31, 2015 were 124.7 thousand metric tons ("kMT"), a 24.9 kMT increase compared with the three months ended March 29, 2014. A reconciliation presenting the components of the period change by each of our reportable segments is as follows:

In kMT	North America	South America	Europe	Asia	Total
Prior period	$45.0	$11.4	$29.7	$13.7	$99.8
Changes due to:
Volume	1.1	1.0	(0.4)	(0.5)	1.2
Acquisitions	7.4	16.3	—	—	23.7
Sub-total	8.5	17.3	(0.4)	(0.5)	24.9
Current period	$53.5	$28.7	$29.3	$13.2	$124.7
Net Sales
Net sales for the three months ended March 31, 2015 were $461.2 million, a $38.6 million increase compared with the three months ended March 29, 2014. A reconciliation presenting the components of the period change by each of our reportable segments is as follows:

In millions	North America	South America	Europe	Asia	Total
Prior period	$193.3	$38.2	$143.6	$47.5	$422.6
Changes due to:
Volume	5.0	3.2	(1.7)	(1.7)	4.8
Acquisitions	20.7	52.9	—	—	73.6
Price/product mix	(7.5)	(1.2)	(8.1)	2.0	(14.8)
Currency translation	(3.2)	—	(21.4)	(0.4)	(25.0)
Sub-total	15.0	54.9	(31.2)	(0.1)	38.6
Current period	$208.3	$93.1	$112.4	$47.4	$461.2
For the three months ended March 31, 2015, volumes increased $78.4 million compared with the three months ended March 29, 2014. The primary driver of the increase related to our acquisition of Providência, which provided $73.6 million of incremental net sales during the current period. Excluding acquisitions, volumes increased $4.8 million as positive results in North America and South America offset slight reductions in Europe and Asia. Continued strong demand in the hygiene, wipes and technical specialties markets enabled North America to mitigate weather impacts in the construction markets and the closure of a manufacturing facility. Improvements in the hygiene markets and a recent manufacturing line upgrade helped provide $3.2 million of incremental volume growth in South America. The reduction in Europe reflected the consolidation our manufacturing facilities in Germany in connection with the exit of the European roofing business during 2014. In addition, strong hygiene markets mitigated lower volumes in the healthcare and industrial markets. In Asia, soft demand in the hygiene markets more than offset improvements in the healthcare markets.
For the three months ended March 31, 2015, net selling prices/product mix decreased $14.8 million compared with the three months ended March 29, 2014. The decrease, which was primarily driven by our passing through lower raw material costs associated with index-based selling agreements, impacted North America, South America and Europe. In addition, product mix movements further contributed to the decrease in these regions. Combined, these factors had a $16.8 million impact on net sales. These amounts were partially offset by price and product mix improvements of $2.0 million in Asia. The increase represented an improvement from the prior year, during which our hygiene manufacturing line was qualifying products for customers. As a result, we had fewer sales in the hygiene spot markets during the current period, which tend to have lower average selling prices.
Gross Profit
Gross profit for the three months ended March 31, 2015 was $105.4 million, a $30.9 million increase compared with the three months ended March 29, 2014. The primary driver of the increase related to the contributions from Providência, which represented an incremental $18.9 million for the period. In addition, improved spreads as a result of favorable raw material trends provided year-over-year improvements. Other factors that contributed to the increase in gross profit included reductions in both our labor and overhead component of cost of goods sold. Primary drivers include the benefits of cost reduction initiatives implemented during the prior year, manufacturing efficiencies as well as a reduction in depreciation and amortization. These amounts were partially offset by the consolidation of our manufacturing facilities in Germany in connection with the exit of the European roofing business during 2014 as well as unfavorable product mix movements. As a result, gross profit as a percentage of net sales for the three months ended March 31, 2015 increased to 22.9% from 17.6% for the three months ended March 29, 2014.
The volatility of the Argentinean and Colombian Peso has not materially impacted our gross profit as changes in the cost of raw materials, including those caused by currency movements, have been passed through to our customers by formulaic or other mechanisms in our sales contracts. We have similar arrangements in Brazil, however, not to the same magnitude as in Argentina and Colombia. As a result, the weakening of the Brazilian Real had a modest unfavorable impact on our gross profit. However, all other currencies did not have a material impact on our gross profit primarily due to the combination of sales and related costs being aligned in the same currency in addition to underlying mechanisms to manage the currency exposure.
Operating Income (Loss)
Operating income for the three months ended March 31, 2015 was $35.8 million, a $26.6 million increase compared with the three months ended March 29, 2014. A reconciliation presenting the components of the period change by each of our operating divisions is as follows:

In millions	North America	South America	Europe	Asia	Corporate/ Other	Total
Prior period	$17.8	$3.0	$6.2	$4.2	$(22.0)	$9.2
Changes due to:
Volume	1.1	0.7	(0.4)	(0.4)	—	1.0
Acquisitions	3.5	9.8	—	—	—	13.3
Price/product mix	(7.3)	(2.6)	(10.5)	1.8	—	(18.6)
Raw material cost	15.3	2.0	9.8	(0.3)	—	26.8
Manufacturing costs	(0.2)	1.0	4.6	(0.4)	—	5.0
Currency translation	(0.9)	1.0	(1.9)	—	0.5	(1.3)
Depreciation and amortization	(0.4)	(0.2)	1.9	—	(0.2)	1.1
Purchase accounting	0.3	(0.3)	—	—	—	—
Special charges	—	—	—	—	2.7	2.7
All other	—	(0.7)	—	0.4	(3.1)	(3.4)
Sub-total	11.4	10.7	3.5	1.1	(0.1)	26.6
Current period	$29.2	$13.7	$9.7	$5.3	$(22.1)	$35.8
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 31, 2015 were $65.0 million, a $9.5 million increase compared with the three months ended March 29, 2014. The increase was primarily related to the inclusion of Providência, which added an incremental $8.8 million of costs for the period. Other selling, general and administrative expenses increased $0.7 million compared to the prior year. Factors that contributed to the increase include higher employee-related expenses as well as increased Blackstone-related management fees and costs related to third-party fees and expenses. A majority of these costs were offset by lower costs for freight, a result of exiting the European roofing business during 2014 and an increase in local sales in South America. As a result, selling, general and administrative expenses as a percentage of net sales increased to 14.1% for the three months ended March 31, 2015 from 13.1% for the three months ended March 29, 2014.
Special Charges, net
As part of our business strategy, we incur costs related to corporate-level decisions or Board of Director actions. These actions are primarily associated with initiatives attributable to restructuring and realignment of manufacturing operations and management structures as well as the pursuit of certain transaction opportunities. In addition, we evaluate our long-lived assets for impairment whenever events or changes in circumstances including the aforementioned, indicate that the carrying amounts may not be recoverable.
Special charges for the three months ended March 31, 2015 were $6.0 million and consist of the following components:

•	$1.8 million related to integration costs associated with our acquisition of Fiberweb

•	$1.1 million related to transaction costs and integration costs associated with our acquisition of Providência

•	$1.0 million related to separation and severance expenses associated with our plant realignment cost initiatives

•	$2.1 million related to other corporate initiatives
Special charges for the three months ended March 29, 2014 were $8.7 million and consist of the following components:

•	$3.1 million related to transaction costs and integration costs associated with our acquisition of Fiberweb

•	$2.9 million related to separation and severance expenses associated with our plant realignment cost initiatives

•	$2.4 million related to professional fees and other transaction costs associated with our acquisition of Providência

•	$0.3 million related to other corporate initiatives
The amounts included in Special charges, net have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.

Other Operating, net
For the three months ended March 31, 2015, other operating income totaled $1.4 million, of which $0.9 million was associated with foreign currency gains. In addition, we recognized $0.5 million related to other operating income. Other operating expense for the three months ended March 29, 2014 was $1.1 million. Amounts associated with foreign currency losses on operating assets and liabilities totaled $1.9 million. These losses were partially offset by $0.8 million of other operating income.
Other Income (Expense)
Interest expense for the three months ended March 31, 2015 and the three months ended March 29, 2014 was $27.6 million and $17.9 million, respectively. The increase primarily relates to interest expense and amortization of debt issuance costs associated with the Term Loans and the Senior Unsecured Notes, both of which were used to fund our acquisition of Providência. Interest expense on third-party debt assumed in the Providência Acquisition also contributed to the increase.
Foreign currency and other, net was an expense of $43.9 million for the three months ended March 31, 2015. The main driver of the expense related to $41.9 million associated with foreign currency losses on non-operating assets and liabilities, primarily intercompany loans. A majority of the loss related to the South America region as the U.S. dollar strengthened significantly against local currencies in Brazil and Argentina. In addition, non-operating asset values in Europe created currency losses as the Euro weakened against the U.S. dollar. Other non-operating expenses totaled $2.0 million for the period and included $1.9 million associated with the changes in fair value of a series of call options related to the Mandatory Tender Offer and the deferred portion of the Providência purchase price. In addition, changes in the fair value of a call option associated with the consideration to be paid for our proposed acquisition of Dounor was a loss of $0.2 million. Other non-operating income totaled $0.1 million and primarily consisted of gains on the sale of assets partially offset by factoring fees. For the three months ended March 29, 2014, Foreign currency and other, net provided a $5.0 million benefit. The main driver of the benefit related to a series of foreign exchange forward contracts associated with the proposed acquisition of Providência, which provided $10.8 million of income recognized in the quarter. The gain was partially offset by $5.4 million associated with foreign currency losses on non-operating assets and liabilities. In addition, we incurred $0.4 million related to other non-operating expenses, primarily associated with factoring fees.
Income Tax (Provision) Benefit
During the three months ended March 31, 2015, we recognized an income tax provision of $4.5 million on consolidated pre-tax book loss from continuing operations of $35.7 million. During the three months ended March 29, 2014, we recognized income tax provision of $5.7 million on consolidated pre-tax book loss from continuing operations of $3.8 million. As a result, our effective income tax rate was 12.7% and 150.2%, respectively. The combination of our income tax provision and our recorded loss from operations before income taxes resulted in a negative effective tax rate for each period.
The change in our effective tax rate was primarily driven by incremental operating losses of $42.2 million in the current period for which we recorded a full valuation allowance. In addition, our effective tax rate was impacted by foreign withholding taxes for which tax credits are not anticipated, changes in the amounts recorded for tax uncertainties, and foreign taxes calculated at statutory rates different than the U.S. federal statutory rate. During the three months ended March 29, 2014, a French subsidiary of ours joined the Company’s unitary French filing group. This resulted in a $1.9 million increase to our French valuation allowance discrete to the prior year period.
Earnings Attributable to Noncontrolling Interest and Redeemable Noncontrolling Interest
Earnings attributable to noncontrolling interest and to redeemable noncontrolling interest for the three months ended March 31, 2015 was a loss of $0.3 million. Noncontrolling interest and redeemable noncontrolling interest represent the minority partners' interest in the income or loss of consolidated subsidiaries which are not wholly-owned by us. Our acquisition of Providência represents a 71.25% controlling interest and the remaining 28.75% is recorded as redeemable noncontrolling interest on our Consolidated Balance Sheets. As a result, we incurred a $0.3 million loss related to the redeemable noncontrolling interest during the current period. In association with the acquisition of Fiberweb, the Company assumed control of Terram Geosynthetics Private Limited, a joint venture located in Gujarat, India ("Terram") in which we maintain a 65% controlling interest. As a result, we incurred a gain of less than $0.1 million related to the noncontrolling interest during the current period. Earnings attributable to noncontrolling interests for the three months ended March 29, 2014 was a loss of less than $0.1 million, all of which related to Terram.

Liquidity and Capital Resources
The following table contains several key measures of our financial condition and liquidity:

In millions	March 31, 2015	December 31, 2014
Balance Sheet Data:
Cash and cash equivalents	$160.6	$178.5
Operating working capital (1)	127.0	100.1
Total assets	1,901.8	2,035.2
Total debt	1,475.5	1,482.8
Deferred purchase price	36.0	42.4
Redeemable noncontrolling interest	76.6	89.2
Total Polymer Group, Inc. shareholders’ equity	(89.7)	(24.4)
(1) Operating working capital represents accounts receivable plus inventory less accounts payable and accrued liabilities
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. In doing so, we review and analyze our current cash on hand, the number of days our sales are outstanding, inventory turns, capital expenditure commitments and income tax payments. Our cash requirements primarily consist of the following:
•Debt service requirements
•Funding of working capital
•Funding of capital expenditures
Our primary sources of liquidity include cash balances on hand, cash flows from operations, cash inflows from the sale of certain accounts receivables through our factoring arrangements, proceeds from notes offerings, borrowing availability under our existing credit facilities and ABL Facility. We expect our cash on hand and cash flow from operations (which may fluctuate due to short-term operational requirements), combined with the current borrowing availability under our existing credit facilities and ABL Facility, to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending during the next twelve month period and our ongoing operations, projected working capital requirements and capital spending during the foreseeable future.
On January 28, 2011, pursuant to an Agreement and Plan of Merger, dated as of October 4, 2010, we were acquired by affiliates of Blackstone along with certain members of the Company's management for an aggregate purchase price of $403.5 million. In addition, we have subsequently increased our debt balances in association with our acquisitions of Fiberweb and Providência. As a result, we are highly leveraged. Accordingly, our liquidity requirements are significant, primarily due to our debt service requirements. Cash interest payments for the three months ended March 31, 2015 were $31.7 million. We had $160.6 million of cash and cash equivalents on hand and an additional $51.7 million of undrawn availability under our ABL Facility as of March 31, 2015. The availability under our ABL Facility is determined in accordance with a borrowing base which can fluctuate due to various factors.
We currently have significant net operating losses in the U.S., multiple intercompany loan agreements, and in certain circumstances, management services agreements in place that allow us to repatriate foreign subsidiary cash balances to the U.S. without being subject to significant amounts of either foreign jurisdiction withholding taxes or adverse U.S. taxation. In addition, our U.S. legal entities have royalty arrangements, associated with our foreign subsidiaries’ use of U.S. legal entities intellectual property rights that allow us to repatriate foreign subsidiary cash balances, subject to foreign jurisdiction withholding tax requirements. Should we decide to permanently repatriate foreign jurisdiction earnings by means of a dividend, the repatriated cash would be subject to foreign jurisdiction withholding tax requirements. We believe that any such dividend activity and the related tax effect would not be material.
At March 31, 2015, we had $160.6 million of cash and cash equivalents on hand, of which $65.7 million was held by subsidiaries outside of the U.S., the majority of which was available for repatriation through various intercompany arrangements. In addition, our U.S. legal entities in the past have also borrowed cash, on a temporary basis, from our foreign subsidiaries to meet U.S. obligations via short-term intercompany loans. Our U.S. legal entities may in the future borrow from our foreign subsidiaries. Approximately $7 million of cash and cash equivalents held by subsidiaries outside of the U.S. is considered permanently reinvested. If management decided to repatriate these earnings we do not believe we would incur significant tax liability in the U.S. due to our net operating losses.

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
Cash Flows
The following table sets forth the major categories of cash flows:

In millions	Three Months Ended March 31, 2015	Three Months Ended March 29, 2014
Cash Flow Data:
Net cash provided by (used in) operating activities	$(0.5)	$(14.6)
Net cash provided by (used in) investing activities	(10.6)	(14.2)
Net cash provided by (used in) financing activities	(1.7)	2.8
Total	$(12.8)	$(26.0)
Operating Activities
Net cash used in operating activities for the three months ended March 31, 2015 was $0.5 million, of which net income used $7.2 million after adjusting for non-cash transactions. Working capital requirements used $31.3 million. The primary driver of the working capital outflow related to a $18.1 million increase in accounts receivable, which resulted from increased sales during the period as well as from our pass through of higher raw material costs associated with index-based selling agreements and market-based pricing trends. Days sales outstanding was 50 days at March 31, 2015 as compared 45 days at year-end. In addition, accounts payables and accrued expenses decreased $24.2 million. Trade accounts payable were impacted by the timing of supplier payments while accrued expenses were impacted by the timing of vendor payments and the bi-annual interest payment associated with our Senior Secured Notes, restructuring programs and employee-related expenses. Accounts payable days remained at 72 days. Inventory decreased $7.6 million as a result of the lower average purchase price of raw materials. As a result, inventory on hand was 40 days at March 31, 2015 compared with 39 days at year end. Other current assets decreased $3.4 million (after a $1.8 million adjustment for the non-cash impact of the Providência Contracts) primarily due to the timing of prepaid items as well as the timing of payments from our factoring agents. We continues to focus on working capital management, however, changes in raw material prices and the associated lag effect on selling prices can impact accounts receivable and inventory balances.
Net cash used in operating activities for the three months ended March 29, 2014 was $14.6 million, of which net income provided $9.2 million after adjusting for non-cash transactions. Working capital requirements used $29.5 million. The primary driver of the working capital outflow related to a $20.6 million increase in accounts receivable, which resulted from our passing through higher raw material costs associated with index-based selling agreements and market-based pricing trends. As a result, days sales outstanding increased to 46 days at March 29, 2014 compared with 45 days at year-end. Other current assets increased $6.6 million (after a $10.8 million adjustment for the non-cash impact of the Providência Contracts) primarily due to the timing of prepaid items as well as the timing of payments from our factoring agents. In addition, accounts payable and accrued expenses decreased $2.8 million. Trade accounts payable were impacted by the timing of supplier payments while accrued expenses were impacted by the timing of vendor payments, restructuring programs, employee-related expenses as well as the payment of interest on our Senior Secured Notes which was due during the period. Accounts payable days were79 days at March 29, 2014 compared with 80 days at year-end. Inventory decreased slightly as a result of the lower average purchase price of raw materials. Inventory on hand was 40 days at March 29, 2014 compared with 41 days at year-end.
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
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2015 was $10.6 million. The primary driver of the outflow related to $11.0 million of property, plant and equipment expenditures. These costs related to machinery and equipment upgrades that extend the useful life and/or increased the functionality of the asset as well as other various projects.
Net cash used in investing activities for the three months ended March 29, 2014 was $14.2 million. The primary driver of the outflow related to $14.1 million of property, plant and equipment expenditures. These costs related to machinery and equipment upgrades that extend the useful life and/or increased the functionality of the asset.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2015 was $1.7 million. Cash inflows of $19.0 million of borrowings primarily related to short-term credit facilities used to finance various investments in Non-U.S. jurisdictions and certain liquidity requirements. These amounts were more than offset by repayments of $20.7 million.
Net cash provided by financing activities for the three months ended March 29, 2014 was $2.8 million. Proceeds from borrowings totaled $10.8 million and primarily related to short-term credit facilities used to finance various liquidity requirements, including insurance premium payments and short-term working capital needs. These amounts were partially offset by repayments of $7.9 million.
Indebtedness
The following table summarizes outstanding debt at March 31, 2015:

In thousands	Currency	Matures	Interest Rate	Outstanding Balance
Term Loans	USD	2018	5.25%	$701,328
Senior Secured Notes	USD	2019	7.75%	504,000
Senior Unsecured Notes	USD	2019	6.875%	210,000
ABL Facility	USD	2016	—	—
Argentina credit facilities:
Nacion Facility	USD	2016	3.13%	4,177
Galicia Facility	ARS	2016	15.25%	1,700
China Credit Facility	USD	2015	5.62%	10,468
Brazil Export Credit Facility	BRL	2016	8.00%	15,231
India Loans	INR	2017	14.70%	2,124
Capital lease obligations	Various	2015-2019	Various	737
Total long-term debt including current maturities				1,449,765
Short-term borrowings	Various	2015	Various	25,742
Total debt				$1,475,507

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

Senior Secured Notes
In connection with the Merger, we issued $560.0 million of 7.75% Senior Secured Notes due 2019 on January 28, 2011. The Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis, by each of our wholly-owned domestic subsidiaries. Interest on the Senior Secured Notes is paid semi-annually on February 1 and August 1 of each year. On July 23, 2014, we redeemed $56.0 million aggregate principal amount of the Senior Secured Notes at a redemption price of 103.0% of the aggregate principal amount plus any accrued and unpaid interest to, but excluding, July 23, 2014. The redemption amount was funded by proceeds from the Incremental Amendment.
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
Based on current average excess availability, the borrowings under the ABL Facility will bear interest at a rate per annum equal to, at our option, either (A) British Bankers Association LIBOR Rate (“LIBOR”) (adjusted for statutory reserve requirements) plus a margin of (i) 2.00% in the case of Tranche 1 or (ii) 4.00% in the case of Tranche 2; or (B) the higher of (a) the rate of interest in effect for such day as publicly announced from time to time by Citibank, N.A. as its "prime rate" and (b) the federal funds effective rate plus 0.5% of 1.0% (“ABR”) plus a margin of (x) 1.00% in the case of Tranche 1 or (y) 3.00% in the case of the Tranche 2. As of March 31, 2015, we had no outstanding borrowings under the ABL Facility. The borrowing base availability was $71.0 million. Outstanding letters of credit in the aggregate amount of $19.3 million left $51.7 million available for additional borrowings. The aforementioned letters of credit were primarily provided to certain administrative service providers and financial institutions. None of these letters of credit had been drawn on as of March 31, 2015.
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
In connection with the Merger, we repaid and terminated the Argentine peso-denominated loan. In addition, the U.S. dollar-denominated loan was adjusted to reflect its fair value as of the date of the Merger. As a result, we recorded a contra-liability in Long-term debt and will amortize the balance over the remaining life of the facility. At March 31, 2015, the face amount of the outstanding indebtedness under the U.S. dollar-denominated loan was $4.3 million, with a carrying amount of $4.2 million and a weighted average interest rate of 3.13%.
Galicia Facility
On September 27, 2013, our subsidiary in Argentina entered into an arrangement with a banking institution in Argentina in order to partially finance the upgrade of a manufacturing line at its facility located near Buenos Aires, Argentina. The maximum borrowings available under the facility, excluding any interest added to principal, is 20.0 million Argentine pesos (approximately $3.5 million). The three-year term of the agreement began with the date of the first draw down on the facility, which occurred in the third quarter of 2013, with payments required in twenty-five equal monthly installments beginning after one year. Borrowings will bear interest at 15.25%. As of March 31, 2015, the outstanding balance under the facility was $1.7 million. The remainder of the upgrade is expected to be financed by existing cash balances and cash generated from operations.
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
The maximum borrowings available under the facility, excluding any interest added to principal, were $25.0 million. At December 31, 2014, the outstanding balance under the Hygiene Facility was $18.9 million with a weighted-average interest rate of 5.43%. We repaid $8.4 million of the principal balance during the current period using a combination of existing cash balances and cash generated from operations. As a result, the outstanding balance under the Hygiene Facility was $10.5 million at March 31, 2015 with a weighted average interest rate of 5.62%.
Brazil Export Credit Facility
As a result of the acquisition of Providência, we assumed a Brazilian real-denominated export credit facility with Itaú Unibanco S.A., pursuant to which Providência borrowed R$50.0 million in the first quarter of 2013 for the purpose of financing certain export transactions from Brazil. Borrowings bear interest at 8.0% per annum, payable quarterly. The facility matures in February 2016 and is unsecured. As of the date of the acquisition, we adjusted the outstanding balance to reflect its fair value. As a result, we recorded a contra-liability in Long-term debt and will amortize the balance into Interest expense over the remaining life of the facility. At March 31, 2015, the face amount of the outstanding indebtedness under the facility was $15.6 million, with a carrying amount of $15.2 million.
India Indebtedness
As a result of the acquisition of Fiberweb Limited ("Fiberweb"), we indirectly assumed control of Terram Geosynthetics Private Limited, a joint venture located in Mundra, India in which we maintain a 65% controlling interest. As part of the net assets acquired, we assumed $3.8 million of debt (including short-term borrowings) that was entered into with a banking institution in India. Current amounts outstanding primarily relate to a 14.70% term loan, due in 2017, used to purchase fixed assets. Other amounts relate to a short-term credit facility used to finance working capital requirements (included in Short-term borrowings in the Consolidated Balance Sheets). Combined, the outstanding balances totaled $3.2 million at March 31, 2015.

Other Indebtedness
We periodically enter into short-term credit facilities in order to finance various liquidity requirements, including insurance premium payments and short-term working capital needs. At March 31, 2015 and December 31, 2014, outstanding amounts related to such facilities were $25.7 million and $17.0 million, respectively. Borrowings under these facilities are included in Short-term borrowings in the Consolidated Balance Sheets.
We also have documentary letters of credit not associated with the ABL Facility. These letters of credit are primarily provided to certain raw material vendors and amounted to $8.0 million and $7.8 million at March 31, 2015 and December 31, 2014, respectively. None of these letters of credit have been drawn on.
Factoring Agreements
In the ordinary course of business, we may utilize accounts receivable factoring arrangements with third-party financial institutions in order to accelerate its cash collections from product sales. These arrangements involve the ownership transfer of eligible U.S. and non-U.S. trade accounts receivable, without recourse or discount, to a third party financial institution in exchange for cash. The maximum amount of outstanding advances at any one time is $20.0 million under the U.S. based program and $78.0 million (measured at March 31, 2015 foreign exchange rates) under the non-U.S. based program. At March 31, 2015 , the net amount of trade accounts receivable sold to third-party financial institutions, and therefore excluded from our accounts receivable balance, was $81.8 million. Amounts due from the third-party financial institutions were $10.7 million at March 31, 2015 . In the future, we may increase the sale of receivables or enter into additional factoring agreements.
Covenant Compliance
Under the credit agreement governing the Term Loans and indentures governing our Senior Secured Notes and our Senior Unsecured Notes, our ability to engage in certain activities such as incurring certain additional indebtedness, making certain investments, and making restricted payments is tied to ratios based on Adjusted EBITDA.
“Adjusted EBITDA” is defined as net income (loss) before interest expense (net of interest income), income and franchise taxes and depreciation and amortization, further adjusted to exclude certain other items permitted in calculating covenant compliance under our credit agreements and the indentures governing our Senior Secured Notes and Senior Unsecured Notes.
Adjusted EBITDA is not a recognized term under U.S. Generally Accepted Accounting Principles ("GAAP"), should not be considered in isolation or as a substitute for a measure of our liquidity or performance prepared in accordance with GAAP and is not indicative of income from operations or pro forma income of operations as determined under GAAP. Adjusted EBITDA and other non-GAAP financial measures have important limitations which should be considered before using these measures to evaluate the Company’s liquidity or financial performance. Adjusted EBITDA eliminates the effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Adjusted EBITDA also eliminates the effects of interest rates and changes in capitalization which management believes may not necessarily be indicative of a company’s underlying operating performance. Adjusted EBITDA, as presented by us, may not be comparable to similarly titled measures of other companies due to varying methods of calculation. We believe that Adjusted EBITDA provides useful information about flexibility under our covenants to investors, lenders, financial analysts and rating agencies since these groups have historically used EBITDA-related measures in our industry, along with other measures, to estimate the value of a company, to make informed investment decisions, and to evaluate a company’s ability to meet its debt service requirements.

We believe that the most directly comparable GAAP measure to Adjusted EBITDA is Net income (loss) attributable to Polymer Group, Inc. The following table reconciles Net income (loss) attributable to Polymer Group, Inc. to Adjusted EBITDA for the periods presented:

In thousands	Three Months Ended March 31, 2015	Three Months Ended March 29, 2014
Net income (loss) attributable to Polymer Group, Inc.	$(39,958)	$(9,480)
Net income attributable to noncontrolling interest and redeemable noncontrolling interest	(316)	(16)
Interest expense, net	27,633	17,906
Income and franchise tax	5,237	5,882
Depreciation & amortization (a)	28,601	23,580
Purchase accounting adjustments(b)	—	2,537
Non-cash compensation (c)	462	561
Special charges, net (d)	6,022	8,711
Foreign currency and other non-operating, net (e)	42,987	(3,033)
Severance and relocation expenses (f)	1,051	1,048
Business optimization expense (g)	74	62
Management, monitoring and advisory fees (h)	1,502	845
Other (i)	232	—
Adjusted EBITDA	$73,527	$48,603

(a)	Excludes amortization of loan acquisition costs that are included in interest expense.

(b)
Reflects fair market value adjustments as a result of purchase accounting associated with acquisitions, primarily related to the step-up in inventory value and its amortization into earnings over the period of the acquired company's normal inventory turns.

(c)	Reflects non-cash compensation costs related to employee and director restricted stock, restricted stock units and stock options.

(d)
Reflects costs associated with non-cash asset impairment charges, the restructuring and realignment of manufacturing operations and management organizational structures, pursuit of certain transaction opportunities, including expenses related to the Fiberweb and Providência acquisitions and other charges included in Special charges, net in our Consolidated Statements of Operations.

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

(f)	Reflects severance and relocation expenses not included under Special charges, net as well as costs incurred with the CEO transition in 2013.

(g)	Reflects costs incurred to improve IT and accounting functions, costs associated with establishing new facilities and certain other expenses.

(h)	Reflects management, monitoring and advisory fees paid under the Blackstone advisory agreement.

(i)	Reflects charges such as gain/loss on disposals and start-up costs.
Off Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Recent Accounting Standards
The FASB Accounting Standards Codification ("ASC") is the sole source of authoritative GAAP other than SEC issued rules and regulations that apply only to SEC registrants. The FASB issues an Accounting Standard Update ("ASU") to communicate changes to the codification. We consider the applicability and impact of all ASU's. The followings are those ASU's that are relevant to us.
In April 2015, the FASB issued ASU No. 2015-03, “Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03) which requires an entity to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. ASU 2015-03 is effective on a retrospective basis for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years beginning after December 15, 2016. The adoption of this guidance concerns presentation only and will not have any impact on our financial results.

In January 2015, the FASB issued ASU No. 2015-01, "Income Statement - Extraordinary and Unusual Items" ("ASU 2015-01") which eliminates from GAAP the concept of extraordinary items. Under the new guidance, an event or transaction that meets the criteria for extraordinary classification is segregated from the results of ordinary operations and shown as a separate item in the income statement, net of tax. In addition, certain other related disclosures are required. ASU 2015-01 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We do not expect that the adoption of this guidance will have a material effect on our financial results.
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
Critical Accounting Policies and Other Matters
Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with those accounting principles requires management to use judgment in making estimates and assumptions based on the relevant information available at the end of each period. These estimates and assumptions have a significant effect on reported amounts of assets and liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities because they result primarily from the need to make estimates and assumptions on matters that are inherently uncertain. Actual results may differ from estimates. The following is a summary of certain accounting estimates and assumptions made by management that we consider critical.
Long-Lived Assets. Management reviews long-lived assets, which consist of property, leasehold improvements, equipment and definite-lived intangibles, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. For long-lived assets to be held and used, management evaluates recoverability by comparing the carrying value of the asset to future undiscounted cash flows expected to be generated by the asset. If the undiscounted cash flows are less than the carrying value of the asset, an impairment loss is recognized for the amount by which the carrying value of the asset exceeds the fair value of the asset. For long-lived assets for which we have committed to a disposal plan, we report such assets at the lower of the carrying value or fair value less the cost to sell.
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
Goodwill and Indefinite-Lived Intangible Assets. Goodwill and intangible assets with indefinite useful lives are no longer amortized, but are tested and reviewed annually for impairment during the fourth quarter or whenever there is a significant change in events or circumstances that indicate that the fair value of the asset may be less than the carrying amount of the asset. Between annual impairment tests, the Company continues to monitor for potential indicators of impairment of goodwill whenever events or changes in circumstances occur, such as a significant decline in the expected future cash flows, a significant adverse change in legal factors or in the business climate, adverse assessment or action by a regulator, and unanticipated competition.

Recoverability of goodwill is measured at the reporting unit level and begins with a qualitative assessment to determine, as a basis for whether it is necessary to perform the two-step impairment test under GAAP, if it more likely than not that the fair value of each reporting unit is less than its carrying amount. For the reporting units where it is required, the first step compares the carrying amount of the reporting unit to its estimated fair value. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. To the extent that the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed, wherein the reporting unit’s carrying value of goodwill is compared to the implied fair value of goodwill. To the extent that the carrying value exceeds the implied fair value, impairment exists and must be recognized.
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
2014 Impairment Test
For our annual impairment test performed during the fourth quarter of 2014, we calculated the fair value of each of our reporting units. Based on the result of these calculations, we determined that the fair values of all our reporting units exceeded their carrying amounts. As a result, no impairment was recognized. The excess of our reporting units estimated fair value over carrying value (expressed as a percentage of carrying value) was a minimum of 15%, except for our Brazil reporting unit. The fair value of our Brazil reporting unit approximates its carrying value due to the short passage of time between the close date of the Providência Acquisition and the annual impairment testing date. Goodwill allocated to our Brazil reporting unit was $107.4 million at December 31, 2014. Small variations to our assumptions and estimates used to determine the fair value of our Brazil reporting unit, particularly the expected growth rates, discount rate, cash expenditures embedded in our cash flow projections and the residual capitalization rate could have a significant impact on fair value. An unfavorable change in any of these assumptions could have caused us to fail step one of the goodwill impairment test making it necessary to calculate step two which could have yielded an impairment up to the entire goodwill amount allocated to our Brazil Reporting Unit. If the Brazil reporting unit does not achieve the operating results anticipated, we could record an impairment charge in a future period.
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
Stock-Based Compensation. We account for stock-based compensation awards in accordance with ASC 718, "Compensation - Stock Compensation" ("ASC 718"), which requires a fair-value based method for measuring the value of stock-based compensation. Fair value is measured once at the date of grant and is not adjusted for subsequent changes. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of highly subjective assumptions which determine the fair value of stock-based awards. These assumptions include the expected term, expected volatility, risk-free interest rate and the expected dividend. In the absence of a public trading market, we determine the fair value of our common stock utilizing methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Practice Aid, “Valuation of Privately-Held-Company Equity Securities Issued as Compensation.” Our approach considered contemporaneous common stock valuations in determining the equity value of our company using a weighted combination of various methodologies, each of which can be categorized under either of the following two valuation approaches: the income approach and the market approach. The assumptions used in calculating the fair value of stock-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment.
Employee Benefit Plans. We provide a range of benefits to eligible employees and retired employees, including pension and postretirement benefits. Determining the cost associated with such benefits is dependent on various actuarial assumptions including discount rates, expected return on plan assets, compensation increases, employee mortality and turnover rates and healthcare cost trend rates. Actuarial valuations are performed to determine expense in accordance with GAAP. Actual results may differ from the actuarial assumptions and are generally accumulated and amortized into earnings over future periods. The expected return on plan assets assumption impacts our net periodic benefit cost, since it is our practice to fund amounts for our qualified pension plans at least sufficient to meet the minimum requirements set forth in applicable employee benefit laws and local tax laws. For 2014, the range of return on assets assumptions for our pension plan assets, including U.S. Pension and Non-U.S. Pension Plans, was between 3.0% and 7.0%. The process for setting the expected rates of return is described in Note 14, "Pension and Postretirement Benefit Plans" in our Annual Report on Form 10-K for the year ended December 31, 2014. In 2014, an increase in the rate of return of 100 basis points for our U.S. Pension Plan assets and Non-U.S. Pension Plan assets would decrease our fiscal 2014 annual net periodic benefit cost by approximately $1 million and $1.4 million, respectively. In 2014, a decrease in the rate of return of 100 basis points for our U.S. Pension Plan assets and Non-U.S. Pension Plan assets would increase our fiscal 2014 annual net periodic benefit cost by approximately $1.0 million and $1.4 million, respectively.
For 2014, the range of return on assets assumptions for our pension plan assets, including U.S. pension and non-U.S. pension plans, was between 3.0% and 7.0%. The process for setting the expected rates of return is described in Note 14, "Pension and Postretirement Benefit Plans" in our Annual Report on Form 10-K for the year ended December 31, 2014. In 2014, an increase in the rate of return of 100 basis points for both U.S. and non-U.S. pension plan assets would decrease our fiscal 2014 net periodic benefit cost by approximately $2.4 million. In 2014, a decrease in the rate of return of 100 basis points for both U.S. and non-U.S. pension plan assets would increase our fiscal 2014 net periodic benefit cost by approximately $2.4 million.
Since pension liabilities are measured on a discounted basis, the discount rate impacts our projected net benefit obligation and net periodic benefit cost. Discount rates used for our U.S. pension plans are based on a yield curve constructed from a portfolio of high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plan. For our non-U.S. pension plans, the discount rates are set by benchmarking against investment grade corporate bonds rated AA or better. The average discount rate on the defined benefit pension plans, including U.S. pension and non-U.S. pension plans, was between 1.7% and 8.0%. A 100-basis point increase in the pension discount rate for both U.S. and non-U.S. pension plans would decrease our 2014 annual net periodic benefit cost by approximately $0.3 million. A 100-basis point decrease in the pension discount rate for both U.S. and non-U.S. pension plans would increase our fiscal 2014 net periodic benefit cost by approximately $1.7 million.
We review our actuarial assumptions at each measurement date and make modifications to the assumptions based on current rates and trends, if appropriate. We believe that the assumptions utilized in recording our obligations under our plans are reasonable based on input from actuaries, outside investment advisors and information as to assumptions used by plan sponsors.
Management believes there have been no significant changes during the quarter ended March 31, 2015, to the items that we disclosed as our critical accounting policies and estimates in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
The risks described in the “Risk Factors” section of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2014 are not exhaustive. Other sections of this Form 10-Q describe additional factors that could adversely affect our business, financial condition or results of operations. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
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
The majority of our long-term financing consists of our $504.0 million of 7.75% fixed-rate, Senior Secured Notes due 2019 and $210 million of 6.875% fixed-rate, Senior Unsecured Notes due 2019. However, the remaining portion of our indebtedness, including the Term Loans, have variable interest rates, for which we have not hedged the risks attributable to fluctuations in interest rates. Hypothetically, a 1% change in the interest rate affecting our outstanding variable interest rate indebtedness at the applicable dates would change our interest expense by approximately $7.2 million and $3.3 million for the three months ended March 31, 2015 and March 29, 2014, respectively.
Foreign Currency Exchange Rate Risk
Outside of the United States, we maintain assets and operations primarily in South America, Europe and Asia.  As a result, our financial results are affected to a certain extent by changes in foreign currency exchange rates in the various countries in which our products are manufactured and/or sold.  The reported income of our foreign subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar, the Company’s functional currency, against the respective foreign currency.  We assess the market risk of changes in foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact on our operating income.  If the average exchange rate used to translate revenue from our major currencies relative to the U.S. dollar hypothetically depreciated 10%, it would have resulted in a reduction of operating income by approximately $2.5 million and $1.0 million for the fiscal quarters ended March 31, 2015 and March 29, 2014, respectively.
On January 27, 2014, we entered into a series of financial instruments with a third-party financial institution used to minimize foreign exchange risk on the future consideration to be paid for the Providência Acquisition and the Mandatory Tender Offer. Each contract allows us to purchase a fixed amount of Brazilian reals (R$) in the future at specified U.S. Dollar rates, coinciding with either the Providência Acquisition or the Mandatory Tender Offer. At June 28, 2014, the remaining financial instruments relate to a series of foreign exchange call options that expire between 1 and 5 years associated with the Mandatory Tender Offer and the deferred portion of the consideration paid for the Providência Acquisition. In addition, we assumed a variety of derivative instruments in the Providência Acquisition used to reduce the exposure to fluctuations in interest rates and foreign currencies. These financial instruments include an interest rate swap, forward foreign exchange contracts and call option contracts.
On March 27, 2015, we entered into a foreign exchange call option with a third-party financial institution used to minimize the foreign exchange risk on the future consideration to be paid for the acquisition of Dounor. The call option provides us the right, but not the obligation, to purchase a fixed amount of Euros in the future at a specified U.S. Dollar rate.
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
In periods of rising raw material costs, to the extent we are not able to pass along price increases of raw materials, or to the extent any such price increases are delayed, our cost of goods sold would increase and our operating profit would correspondingly decrease. Based on annualized purchase volume, if the price of polypropylene was to rise $0.01 per pound and we were not able to pass along any of such increase to our customers, we would realize a $8.6 million impact in our cost of goods sold. Significant increases in raw material prices that cannot be passed on to customers could have a material adverse effect on our results of operations and financial condition. In periods of declining raw material costs, if sales prices do not decrease at a corresponding rate, our cost of goods sold would decrease and our operating profit would correspondingly increase.
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
The Company's management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as such item is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the material weakness previously described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and below has been remediated, and the Company's disclosure controls and procedures were effective as of the end of the period covered by this report, in ensuring that information required to be disclosed in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
In connection with the restatement of our Consolidated Balance Sheets and Consolidated Statements of Changes in Equity in our Quarterly Report on Form 10-Q/A for the quarterly period ended September 27, 2014, we identified a material weakness in our internal control over financial reporting with respect to accounting for our redeemable noncontrolling interest acquired in the Providência Acquisition. Solely as a result of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2014.
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

Changes in Internal Control over Financial Reporting
In reviewing internal control over financial reporting based upon the framework in Internal Control Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) at March 31, 2015, management determined that during the first quarter of 2015 there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), except as described above, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
Iran Related Disclosure
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to The Blackstone Group L.P. by Travelport Worldwide Limited, which may be considered our affiliate.

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statement of Comprehensive Income (Loss); (iii) Consolidated Statements of Changes in Stockholders' Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLYMER GROUP, INC.
(Registrant)

Date:	May 14, 2015	By:	/s/ J. Joel Hackney, Jr.
J. Joel Hackney, Jr.
President and Chief Executive Officer and Director (Principal Executive Officer)

Date:	May 14, 2015	By:	/s/ Dennis E. Norman
Dennis E. Norman
Executive Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer)

Date:	May 14, 2015	By:	/s/ James L. Anderson
James L. Anderson
Vice President & Chief Accounting Officer (Principal Accounting Officer)