Form 10-Q/A
period 2014-06-28
AVINTIV Specialty Materials Inc.
filed 2015-08-07
CIK 927417

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
AVINTIV SPECIALTY MATERIALS INC.
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

AVINTIV SPECIATLY MATERIALS INC.
FORM 10-Q/A

EXPLANATORY NOTE

On June 4, 2015, AVINTIV Specialty Materials Inc. announced a new corporate brand and identity initiative. As a first step in this process, we selected "AVINTIV" as our new company name. Effective June 5, 2015, the Polymer Group, Inc. changed its legal name from Polymer Group, Inc. to AVINTIV Specialty Materials Inc. In addition, Scorpio Acquisition Corporation changed its legal name from Scorpio Acquisition Corporation to AVINTIV Acquisition Corporation and PGI Specialty Materials, Inc. changed its legal name from PGI Specialty Materials, Inc. to AVINTIV Inc. As a result, this filing has been updated to reflect the new company name.
On February 5, 2015, management and the Audit Committee of the Board of Directors (the “Audit Committee”) of AVINTIV Specialty Materials Inc. (the “Company”) concluded that the Company’s previously issued unaudited interim consolidated financial statements as of and for the quarterly period ended June 28, 2014 should no longer be relied upon due to an error in the accounting for the noncontrolling interest associated with the acquisition of Companhia Providência Indústria e Comércio, a Brazilian corporation (“Providência”). Accordingly, the Company is filing this amendment to its quarterly report on Form 10-Q for the three and six month periods ended June 28, 2014 to restate its financial statements as of and for the three and six month periods ended June 28, 2014, which were originally filed on August 11, 2014 (the “Original Filing”).
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
The restated financial information includes amended disclosures to correct the errors related to the presentation of the redeemable noncontrolling interest on the Consolidated Balance Sheets as of June 28, 2014. The restatement only impacts the Consolidated Balance Sheets, the Consolidated Statement of Changes in Equity and certain footnote disclosures. The restatement has no impact on the Consolidated Statements of Comprehensive Income (Loss) or the Consolidated Statements of Cash Flows. In addition, this filing reflects the retroactive application of measurement period adjustments for prior acquisitions as well as the revised presentation of the Company's segments adopted in the third quarter of 2014.
This filing does not reflect events occurring after the Original Filing except as noted above. Except for the foregoing amended information, this Form 10-Q/A continues to speak as of the date of the Original Filing and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.

PART I — FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
AVINTIV SPECIALTY MATERIALS INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

In thousands, except share data	June 28, 2014	December 28, 2013
ASSETS	RESTATED
Current assets:
Cash and cash equivalents	$211,196	$86,064
Accounts receivable, net	257,611	194,827
Inventories, net	189,665	156,074
Deferred income taxes	5,635	2,318
Other current assets	110,074	59,096
Total current assets	774,181	498,379
Property, plant and equipment, net of accumulated depreciation of $210,634 and $175,159, respectively	944,015	652,780
Goodwill	250,422	115,328
Intangible assets, net	191,559	169,399
Deferred income taxes	5,116	2,582
Other noncurrent assets	37,259	26,052
Total assets	$2,202,552	$1,464,520
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$14,070	$2,472
Accounts payable and accrued liabilities	336,374	307,731
Income taxes payable	1,150	3,613
Deferred income taxes	1,518	1,342
Current portion of long-term debt	110,326	13,797
Total current liabilities	463,438	328,955
Long-term debt	1,374,496	880,399
Deferred consideration	48,184	—
Deferred income taxes	36,270	33,236
Other noncurrent liabilities	64,610	62,191
Total liabilities	1,986,998	1,304,781
Commitments and contingencies
Redeemable noncontrolling interest	100,467	—
Shareholders’ equity:
Common stock — 1,000 shares issued and outstanding	—	—
Additional paid-in capital	275,082	294,144
Retained deficit	(156,286)	(127,142)
Accumulated other comprehensive income (loss)	(4,416)	(8,106)
Total AVINTIV Specialty Materials Inc. shareholders' equity	114,380	158,896
Noncontrolling interest	707	843
Total equity	115,087	159,739
Total liabilities and equity	$2,202,552	$1,464,520
See accompanying Notes to Consolidated Financial Statements.

AVINTIV SPECIALTY MATERIALS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

In thousands	Three Months Ended June 28, 2014	Three Months Ended June 29, 2013	Six Months Ended June 28, 2014	Six Months Ended June 29, 2013
Net sales	$439,898	$291,538	$862,482	$578,620
Cost of goods sold	(353,312)	(241,148)	(701,431)	(482,364)
Gross profit	86,586	50,390	161,051	96,256
Selling, general and administrative expenses	(64,169)	(39,371)	(119,703)	(73,713)
Special charges, net	(24,264)	(1,750)	(32,975)	(3,554)
Other operating, net	(3,855)	(964)	(4,924)	(1,304)
Operating income (loss)	(5,702)	8,305	3,449	17,685
Other income (expense):
Interest expense	(20,917)	(12,323)	(38,823)	(24,407)
Debt modification and extinguishment costs	(10,738)	—	(10,738)	—
Foreign currency and other, net	10,003	(900)	14,962	(2,320)
Income (loss) before income taxes	(27,354)	(4,918)	(31,150)	(9,042)
Income tax (provision) benefit	5,413	(2,988)	(287)	(5,091)
Net income (loss)	(21,941)	(7,906)	(31,437)	(14,133)
Less: Earnings attributable to noncontrolling interest and redeemable noncontrolling interest	(2,277)	—	(2,293)	—
Net income (loss) attributable to AVINTIV Specialty Materials Inc.	$(19,664)	$(7,906)	$(29,144)	$(14,133)

Other comprehensive income (loss):
Currency translation	$1,980	$2,400	$3,693	$(1,372)
Employee postretirement benefits, net of tax	—	29	—	125
Other comprehensive income (loss)	1,980	2,429	3,693	(1,247)
Comprehensive income (loss)	(19,961)	(5,477)	(27,744)	(15,380)
Less: Comprehensive income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	(2,300)	—	(2,290)	—
Comprehensive income (loss) attributable to AVINTIV Specialty Materials Inc.	$(17,661)	$(5,477)	$(25,454)	$(15,380)
See accompanying Notes to Consolidated Financial Statements.

AVINTIV SPECIALTY MATERIALS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

In thousands	AVINTIV Specialty Materials Inc. Shareholders' Equity
	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total AVINTIV Specialty Materials Inc. Shareholders' Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance — December 28, 2013	1	$—	$294,144	$(127,142)	$(8,106)	$158,896	$843	$159,739
Amounts due to shareholders	—	—	—	—	—	—	—	—
Issuance of stock	—	—	—	—	—	—	—	—
Common stock call option reclass	—	—	1,702	—	—	1,702	—	1,702
Net income (loss)	—	—	—	(29,144)	—	(29,144)	(158)	(29,302)
Periodic adjustment to redeemable noncontrolling interest redemption value RESTATED	—	—	(21,829)	—	—	(21,829)	—	(21,829)
Share-based compensation	—	—	1,065	—	—	1,065	—	1,065
Employee benefit plans, net of tax	—	—	—	—	—	—	—	—
Currency translation, net of tax	—	—	—	—	3,690	3,690	22	3,712
Balance — June 28, 2014 RESTATED	1	$—	$275,082	$(156,286)	$(4,416)	$114,380	$707	$115,087
See accompanying Notes to Consolidated Financial Statements.

AVINTIV SPECIALTY MATERIALS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

In thousands	Six Months Ended June 28, 2014	Six Months Ended June 29, 2013
Operating activities:
Net income (loss)	$(31,437)	$(14,133)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Debt modification charges	10,738	—
Deferred income taxes	2,201	(144)
Depreciation and amortization expense	51,515	33,426
Inventory step-up	5,663	—
Accretion of deferred consideration	253	—
(Gain) loss on financial instruments	(12,837)	(40)
(Gain) loss on sale of assets, net	83	144
Non-cash compensation	1,065	2,937
Changes in operating assets and liabilities:
Accounts receivable	(11,987)	(13,751)
Inventories	(6,470)	(3,794)
Other current assets	(6,064)	(6,501)
Accounts payable and accrued liabilities	(1,517)	7,690
Other, net	9,028	(7,452)
Net cash provided by (used in) operating activities	10,234	(1,618)
Investing activities:
Purchases of property, plant and equipment	(33,800)	(26,500)
Proceeds from sale of assets	47	75
Acquisition of intangibles and other	(124)	(135)
Acquisitions, net of cash acquired	(356,281)	—
Net cash provided by (used in) investing activities	(390,158)	(26,560)
Financing activities:
Proceeds from long-term borrowings	523,152	14,177
Proceeds from short-term borrowings	17,421	1,879
Repayment of long-term borrowings	(7,857)	(3,317)
Repayment of short-term borrowings	(5,849)	(1,554)
Loan acquisition costs	(21,312)	—
Issuance of common stock	—	(232)
Net cash provided by (used in) financing activities	505,555	10,953
Effect of exchange rate changes on cash	(499)	(183)
Net change in cash and cash equivalents	125,132	(17,408)
Cash and cash equivalents at beginning of period	86,064	97,879
Cash and cash equivalents at end of period	$211,196	$80,471

Supplemental disclosures of cash flow information:
Cash payments for interest	$34,141	$23,225
Cash payments (receipts) for taxes, net	$6,134	$10,615
See accompanying Notes to Consolidated Financial Statements.

AVINTIV SPECIALTY MATERIALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Description of Business
AVINTIV Specialty Materials Inc. (formerly “Polymer Group, Inc.”), a Delaware corporation, and its consolidated subsidiaries (the “Company” or "AVINTIV") is a leading global innovator and manufacturer of specialty materials, primarily focused on the production of nonwoven products. The Company has one of the largest global platforms in the industry, with a total of 24 manufacturing and converting facilities located in 14 countries throughout the world. The Company operates through four reportable segments: North America, South America, Europe and Asia, with the main sources of revenue being the sales of primary and intermediate products to consumer and industrial markets.
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
On January 28, 2011, pursuant to an Agreement and Plan of Merger, dated as of October 4, 2010, the Company was acquired by affiliates of the Blackstone Group (“Blackstone”), along with certain members of the Company's management (the "Merger"), for an aggregate purchase price valued at $403.5 million. As a result, the Company became a privately-held company. Under the guidance provided by the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Topic 5J, “New Basis of Accounting Required in Certain Circumstances,” push-down accounting is required when such transactions result in an entity becoming substantially wholly-owned. Therefore, the basis in shares of common stock of the Company has been pushed down to the Company from AVINTIV Inc., a Delaware corporation ("Holdings") that owns 100% of the issued and outstanding common stock of AVINTIV Acquisition Corporation, a Delaware corporation ("Parent") that owns 100% of the issued and outstanding common stock of the Company.
The Company's fiscal year is based on a 52 week period ending on the Saturday closest to each December 31. The three months ended June 28, 2014 and June 29, 2013 contain operating results for 13 weeks, respectively. The six months ended June 28, 2014 and June 29, 2013 each contain operating results for 26 weeks.
The Company has revised the financial information in this quarterly report on Form 10-Q/A for the quarterly period ended June 28, 2014 to reflect the update of purchase accounting related to the acquisition of Companhia Providência Indústria e Comércio, a Brazilian corporation ("Providência") on June 11, 2014. During the third quarter of 2014, the Company obtained new information related to the assets acquired and liabilities assumed of Providência. The facts and circumstances existed at the date of acquisition and, if known, would have affected the measurement of the amounts recognized at that date. During the fourth quarter of 2014, the Company updated its fair market value estimates for inventory, property, plant and equipment, intangible assets and redeemable noncontrolling interest. In addition, deferred tax impacts related to these updates were recorded. In accordance with ASC 805, "Business Combinations" ("ASC 805"), measurement period adjustments are not included in current earnings, but recognized as of the date of acquisition with a corresponding adjustment to goodwill resulting from the change in preliminary amounts. As a result, the Company adjusted the preliminary allocation of the purchase price initially recorded at the date of acquisition and retrospectively adjusted its financial results at June 28, 2014 to reflect these measurement period adjustments. Refer to Note 4, "Acquisitions" for further information on the acquisition of Providência.
The Company has revised the financial information in this quarterly report on Form 10-Q/A for the quarterly period ending June 28, 2014 to reflect the finalization of purchase accounting related to the acquisition of Fiberweb Limited (formerly Fiberweb, plc)("Fiberweb"), which was acquired by the Company on November 15, 2013. During the third quarter of 2014, the Company finalized the fair market value estimates of assets acquired and liabilities assumed with the assistance of a third-party valuation specialist. In accordance with ASC 805, measurement period adjustments are not included in current earnings, but recognized as of the date of acquisition with a corresponding adjustment to goodwill resulting from the change in preliminary amounts. As a result, the Company adjusted the preliminary allocation of the purchase price initially recorded at the date of acquisition date and retrospectively adjusted its financial results at December 28, 2013 and June 28, 2014 to reflect these measurement period adjustments. Refer to Note 4, "Acquisitions" for further information on the acquisition of Fiberweb.

In addition, the Company has updated the financial information in this quarterly report on Form 10-Q/A for the quarterly period ending June 28, 2014 to reflect the change in its reportable segments made during the third quarter of 2014 in connection with the acquisition of a 71.25% controlling interest in Providência. The Company previously presented its reportable segments as follows: Americas Nonwovens, Europe Nonwovens, Asia Nonwovens and Oriented Polymers. Beginning with the third quarter of 2014, the Company updated its reportable segments to reflect its new organization structure and business focus. As a result, the Company now presents its reportable segments as follows: North America, South America, Europe and Asia. Historical reportable segment disclosures have been revised to conform to the new reporting structure. Refer to Note 19, "Segment Information" for further information on the change in the Company's reportable segments.
Restatement
The Company has restated its previously issued June 28, 2014 Consolidated Balance Sheets and Consolidated Statements of Changes in Equity to correct errors related to the accounting for the redeemable noncontrolling interest of $100.5 million acquired in the acquisition of Providência. The Company determined that ASC 480, "Distinguishing Liabilities from Equity" ("ASC 480") requires the noncontrolling interest to be presented as mezzanine equity on the Consolidated Balance Sheets and adjusted to its estimated maximum redemption amount at each balance sheet date. Refer to Note 4, "Acquisitions" for further information on the acquisition of Providência.
The impact of this restatement when compared to the Company's previously reported Consolidated Balance Sheet as of June 28, 2014 is as follows:

	June 28, 2014
In thousands	As Previously Reported	Measurement Period Adjustments	Restatement Adjustments	Restated
Redeemable noncontrolling interest	$—	$—	$100,467	$100,467

Additional paid-in-capital	296,911	—	(21,829)	275,082
Total AVINTIV Specialty Materials Inc. shareholders' equity	132,533	3,676	(21,829)	114,380
Noncontrolling interest	91,543	(12,198)	(78,638)	707
Total equity	224,076	(8,522)	(100,467)	115,087
Total liabilities and equity	$2,242,733	$(40,181)	$—	$2,202,552
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
As required by Brazilian law, PGI Acquisition Company filed a mandatory tender offer registration request with the Securities Commission of Brazil (Comissão de Valores Mobiliários or the “CVM”) in order to launch as required by Brazilian law, after the CVM's approval, a tender offer to acquire the remaining 28.75% of the outstanding capital stock of Providência that is currently held by the minority shareholders (the “Mandatory Tender Offer”). The price per share to be paid to the minority shareholders in connection with the Mandatory Tender Offer will be substantially the same as paid to the selling shareholders upon acquisition of control, including the portion allocated to deferred consideration and escrow. In addition, the Company voluntarily opted to amend the Mandatory Tender Offer to provide the minority shareholders with an alternative price structure with no escrow or deferred purchase price. Based on the alternative offer, the minority shareholders would receive an all-cash purchase price at closing. The Mandatory Tender Offer registration request is currently under review with the CVM. Once the Mandatory Tender Offer is approved and launched, the minority shareholders have the right, but not the obligation, to sell their remaining outstanding capital stock of Providência. Given such right of the minority shareholders, the Company determined that ASC 480, "Distinguishing Liabilities from Equity" ("ASC 480") requires the noncontrolling interest to be presented as mezzanine equity on the Consolidated

Balance Sheets and adjusted to its estimated maximum redemption amount at each balance sheet date. Refer to Note 15, "Redeemable Noncontrolling Interest" for further information on the accounting of the redeemable noncontrolling interest.
The Providência Acquisition was recorded using the acquisition method of accounting in accordance with the accounting guidance for business combinations. As a result, the total purchase price has been allocated to assets acquired and liabilities assumed based on the fair market value of such assets and liabilities at the Providência Acquisition Date. Any excess of the purchase price is recognized as goodwill.
The allocation of the purchase price and related measurement period adjustments are as follows:

In thousands	(Preliminary) June 11, 2014	Measurement Period Adjustments	(Adjusted) June 11, 2014
Cash	$20,621	$—	$20,621
Accounts receivable	56,976	(4,047)	52,929
Inventory	33,000	1,077	34,077
Other current assets	27,748	4,100	31,848
Total current assets	138,345	1,130	139,475

Property, plant and equipment	400,000	(94,694)	305,306
Goodwill	106,335	27,312	133,647
Intangible assets	4,770	14,230	19,000
Other noncurrent assets	12,288	—	12,288
Total assets acquired	$661,738	$(52,022)	$609,716

Current liabilities	$28,863	$2,742	$31,605
Total debt	74,930	—	74,930
Deferred income taxes	38,373	(42,808)	(4,435)
Other noncurrent liabilities	1,992	—	1,992
Total liabilities assumed	144,158	(40,066)	104,092
Redeemable noncontrolling interest	92,990	(12,198)	80,792
Net assets acquired	$424,590	$242	$424,832
Cash, accounts receivable and current liabilities were stated at their historical carrying values, which approximate fair value, given the short-term nature of these assets and liabilities. The fair value for inventories was based on computations which considered many factors including the estimated selling price of the inventory, the cost to dispose of the inventory as well as the replacement cost of the inventory, where applicable. As a result, the Company increased the carrying value of inventory by $4.5 million. The fair value for property, plant and equipment was based on management's assessment of the acquired assets condition, as well as an evaluation of the current market value for such assets. In addition, the Company also considered the length of time over which the economic benefit of these assets is expected to be realized and adjusted the useful life of such assets accordingly as of the valuation date. As a result, the Company decreased the carrying value of property, plant and equipment by $16.9 million. The fair value of the redeemable noncontrolling interest was based upon management's assessment of the then current market value of the outstanding shares of stock.
The Company recorded intangible assets, which consisted of a finite-lived customer relationship intangible asset with a fair value of $19.0 million. The valuation was determined using an income approach methodology using the multi-period excess earnings method. The average estimated useful life of the intangible asset is considered to be 15 years, determined based upon various accounting studies, historical acquisition experience, economic factors and future cash flows.
The excess of the purchase price over the amounts allocated to specific assets and liabilities is included in goodwill which has been allocated to the North America and South America segments. The goodwill associated with the Providência Acquisition is not expected to be deductible for tax purposes. The premium in the purchase price paid by the Company for the acquisition of Providência broadens our scale and further solidifies the Company's position as the largest manufacturer of nonwovens in the world. The Company anticipates that the broad base of clients associated with the acquisition of Providência will enhance the Company's position in hygiene products and markets as well as strengthen our position in the Americas. In the short-term, the

Company anticipates realizing operational and cost synergies at Providência that include purchasing optimization due to larger volumes, reduced manufacturing costs and lower general and administrative costs.
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
The recast allocation of the purchase price was as follows:

In thousands	November 15, 2013
Cash	$8,792
Accounts receivable	49,967
Inventory	71,081
Other current assets	29,889
Total current assets	159,729

Property, plant and equipment	187,529
Goodwill	33,699
Intangible assets	85,996
Other noncurrent assets	1,403
Total assets acquired	$468,356

Current liabilities	$84,255
Financing Obligation	20,300
Total debt	19,391
Deferred income taxes	45,974
Other noncurrent liabilities	9,825
Noncontrolling interest	849
Total liabilities assumed	$180,594
Net assets acquired	$287,762
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
Pro Forma Information
The following unaudited pro forma information assumes the acquisition of both Fiberweb and Providência occurred as of the beginning of the period presented:

In thousands	Three Months Ended June 28, 2014	Six Months Ended June 28, 2014	Three Months Ended June 29, 2013	Six Months Ended June 29, 2013
Net sales	$496,141	$1,008,246	$499,253	$983,949
Net income (loss)	(36,496)	(56,251)	(4,375)	(13,505)
The unaudited pro forma information does not purport to be indicative of the results that actually would have been achieved had the operations been combined during the periods presented, nor is it intended to be a projection of future results or trends. Net sales and gross profit attributable to Providência since the Providência Acquisition Date were $20.7 million and $5.5 million, respectively.
AVINTIV Acquisition
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
The following is a summary of receivables sold to the third-party financial institutions that existed at the following balance sheet dates:

In thousands	June 28, 2014	December 28, 2013
Trade receivables sold to financial institutions	$88,546	$71,542
Net amounts advanced from financial institutions	77,649	63,667
Amounts due from financial institutions	$10,897	$7,875
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
Note 6.  Inventories, Net
At June 28, 2014 and December 28, 2013, the major classes of inventory were as follows:

In thousands	June 28, 2014	December 28, 2013
Raw materials and supplies	$68,771	$55,544
Work in process	21,366	19,102
Finished goods	99,528	81,428
Total	$189,665	$156,074
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
The following table sets forth the gross amount and accumulated amortization of the Company's intangible assets at June 28, 2014 and December 28, 2013:

In thousands	June 28, 2014	December 28, 2013
Technology	$63,720	$63,705
Customer relationships	78,694	60,078
Loan acquisition costs	40,911	30,067
Other	7,003	6,928
Total gross finite-lived intangible assets	190,328	160,778
Accumulated amortization	(33,681)	(26,291)
Total net finite-lived intangible assets	156,647	134,487
Tradenames (indefinite-lived)	34,912	34,912
Total	$191,559	$169,399
As of June 28, 2014, the Company had recorded intangible assets of $191.6 million, which includes amounts associated with loan acquisition costs. These expenditures represent the cost of obtaining financings that are capitalized in the balance sheet and amortized over the term of the loans to which such costs relate.
The following table presents amortization of the Company's intangible assets for the following periods:

In thousands	Three Months Ended June 28, 2014	Three Months Ended June 29, 2013	Six Months Ended June 28, 2014	Six Months Ended June 29, 2013
Intangible assets	$2,547	$1,743	$5,164	$3,233
Loan acquisition costs	1,274	607	2,300	1,214
Total	$3,821	$2,350	$7,464	$4,447
Estimated amortization expense on existing intangible assets for each of the next five years, including fiscal year 2014, is expected to approximate $16 million in 2014, $16 million in 2015, $15 million in 2016, $15 million in 2017 and $15 million in 2018.
Note 8.  Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

In thousands	June 28, 2014	December 28, 2013
Accounts payable to vendors	$222,428	$209,031
Accrued compensation and benefits	39,489	33,889
Accrued interest	20,506	19,063
Other accrued expenses	53,951	45,748
Total	$336,374	$307,731

Note 9.  Debt
The following table presents the Company's outstanding debt at June 28, 2014 and December 28, 2013:

In thousands	June 28, 2014	December 28, 2013
Term Loans	$602,949	$293,545
Senior Secured Notes	560,000	560,000
Senior Unsecured Notes	210,000	—
ABL Facility	—	—
Argentina credit facilities:
Nacion Facility	6,675	8,341
Galicia Facility	2,459	3,082
China Credit Facility	22,920	24,920
Brazil export credit facilities:
Itaú Facility ($)	43,266	—
Itaú Facility (R$)	23,292	—
Recovery Zone Facility Bonds	9,099	—
India Loans	3,106	3,216
Capital lease obligations	1,056	1,092
Total long-term debt including current maturities	1,484,822	894,196
Short-term borrowings	14,070	2,472
Total debt	$1,498,892	$896,668
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
Senior Secured Notes
In connection with the Merger, the Company issued $560.0 million of 7.75% Senior Secured Notes due 2019 on January 28, 2011. The notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis, by each of AVINTIV Specialty Materials Inc's wholly-owned domestic subsidiaries. Interest on the notes is paid semi-annually on February 1 and August 1 of each year.
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
Senior Unsecured Notes
In connection with the Providência Acquisition, the Company issued $210.0 million of 6.875% Senior Unsecured Notes due 2019 on June 11, 2014. The notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by each of AVINTIV Specialty Materials Inc's wholly-owned domestic subsidiaries. Interest on the notes is paid semi-annually on June 1 and December 1 of each year.
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
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes and (b) operating loss and tax credit carryforwards. A valuation allowance is recorded when, based on the weight of the evidence, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. The realization of the deferred tax asset depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdiction. At June 28, 2014, the Company has a net deferred tax liability of $27.0 million.
At June 28, 2014, the Company had unrecognized tax benefits of $19.1 million, of which $8.2 million relates to accrued interest and penalties. These amounts are included within Other noncurrent liabilities within the accompanying Consolidated Balance Sheet. The total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate is $19.1 million as of June 28, 2014. Included in the balance as of June 28, 2014 is $3.4 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount is comprised of items which relate to the lapse of statute of limitations or the settlement of issues. The Company recognizes interest and/or penalties related to income taxes as a component of income tax expense.
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
Note 15.  Redeemable Noncontrolling Interest
In connection with the Providência Acquisition, as required by Brazilian law, PGI Acquisition Company filed the Mandatory Tender Offer registration request with the CVM in order to launch, after its approval, a tender offer to acquire all of the remaining outstanding capital stock of Providência from the minority shareholders. As of June 28, 2014, the Mandatory Tender Offer was still under review by the CVM. Hence, the conditions for the launch of the Mandatory Tender Offer have not been met as of

June 28, 2014. However, once the Mandatory Tender Offer is approved and launched, the minority shareholders will have the right, but not the obligation, to sell their remaining outstanding capital stock of Providência. Given such right of the minority shareholders, the Company determined that ASC 480 requires the noncontrolling interest to be presented as mezzanine equity on the Consolidated Balance Sheets and adjusted to its estimated maximum redemption amount at each balance sheet date.
Financial results of Providência are attributed to the minority shareholders based on their ownership percentage and accordingly disclosed in the Consolidated Statements of Comprehensive Income (Loss). Subsequent to the allocation of earnings, the carrying value is then adjusted to its redemption value as of each balance sheet date with a corresponding adjustment to additional paid-in capital.
A reconciliation of the redeemable noncontrolling interest since the Providência Acquisition Date is as follows:

In thousands	2014
June 11, 2014	$80,792
Comprehensive income (loss) attributable to redeemable noncontrolling interest	(2,154)
Periodic adjustment to redemption value, net of currency adjustment	21,829
June 28, 2014	$100,467
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
Providência Tax Claims
Total consideration paid for the acquisition of Providência includes $47.9 million of deferred purchase price which is denominated in Brazilian Reais. The Deferred Consideration accretes at a rate of 9.5% per annum compounded daily, which shall be paid to the selling stockholders to the extent certain existing and potential tax claims of Providência are resolved in Providência's favor. At June 28, 2014, the outstanding balance of the Deferred Consideration was $48.2 million. If the Company incurs actual tax liability with respect to the Providência Tax Claims, the amount of the Deferred Consideration owed to the selling stockholders will be reduced by the amount of such actual tax liability. The Company will be responsible for any actual tax liability in excess of the Deferred Consideration. The Deferred Consideration is reflected on the Consolidated Balance Sheet as a noncurrent liability as the settlement of existing and potential claims is expected to be greater than one year. Refer to Note 4, "Acquisitions" for further information on the accounting of the Deferred Consideration.
Redeemable Noncontrolling Interest
In connection with the Providência Acquisition, as required by Brazilian law, PGI Acquisition Company filed the Mandatory Tender Offer registration request with the CVM in order to launch, after its approval, a tender offer to acquire all of the remaining outstanding capital stock of Providência from the minority shareholders. As of June 28, 2014, the Mandatory Tender Offer was still under review by the CVM. Hence, the conditions for the launch of the Mandatory Tender Offer have not been met as of June 28, 2014. However, once the Mandatory Tender Offer is approved and launched, the minority shareholders will have the right, but not the obligation, to sell their remaining outstanding capital stock of Providência. Given such right of the minority shareholders, the Company determined that ASC 480 requires the noncontrolling interest to be presented as mezzanine equity on the Consolidated Balance Sheets and adjusted to its estimated maximum redemption amount at each balance sheet date. At June 28, 2014, the redemption value of the redeemable noncontrolling interest was $100.5 million. Refer to Note 15, "Redeemable Noncontrolling Interest" for further information on the accounting of the redeemable noncontrolling interest.
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
In light of the recent acquisition of Providência, the Company realigned its reportable segments during the third quarter of 2014 to reflect its new organizational structure and business focus. Reportable segments are now as follows: North America, South America, Europe and Asia. The operations previously reported in the Oriented Polymers segment are now included within the North America segment, along with the operations in Mexico. The South America segment includes the Providência operations in Brazil in addition to our previously existing operations in Argentina and Colombia. The Europe and Asia segments remain unchanged. Prior period information has been updated to conform to the current year presentation.

Financial data by segment is as follows:

In thousands	Three Months Ended June 28, 2014	Three Months Ended June 29, 2013	Six Months Ended June 28, 2014	Six Months Ended June 29, 2013
Net sales:
North America	$195,425	$136,346	$388,723	$272,224
South America	58,842	39,826	96,992	74,789
Europe	139,458	72,938	283,079	151,212
Asia	46,173	42,428	93,688	80,395
Total	$439,898	$291,538	$862,482	$578,620

Operating income (loss):
North America	$22,976	$14,357	$40,758	$25,858
South America	3,717	1,627	6,703	3,185
Europe	4,093	3,419	10,325	6,712
Asia	4,707	5,035	8,859	9,589
Unallocated Corporate	(16,838)	(14,364)	(30,091)	(24,055)
Eliminations	(93)	(19)	(130)	(50)
Subtotal	18,562	10,055	36,424	21,239
Special charges, net	(24,264)	(1,750)	(32,975)	(3,554)
Total	$(5,702)	$8,305	$3,449	$17,685

Depreciation and amortization expense:
North America	$9,684	$6,319	$19,513	$12,814
South America	2,819	2,115	4,772	4,285
Europe	7,900	3,004	13,786	6,063
Asia	5,524	4,808	11,096	8,197
Unallocated Corporate	(293)	421	48	853
Subtotal	25,634	16,667	49,215	32,212
Amortization of loan acquisition costs	1,274	607	2,300	1,214
Total	$26,908	$17,274	$51,515	$33,426

Capital spending:
North America	$10,807	$1,136	$16,858	$1,959
South America	1,525	198	3,734	318
Europe	1,512	501	4,021	1,049
Asia	4,884	9,964	7,484	22,523
Corporate	957	384	1,703	651
Total	$19,685	$12,183	$33,800	$26,500

In thousands	June 28, 2014	December 28, 2013
Division assets:
North America	$937,919	$644,913
South America	564,990	135,373
Europe	355,112	351,591
Asia	264,748	265,729
Corporate	79,783	66,914
Total	$2,202,552	$1,464,520
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

Note 21.  Financial Guarantees and Condensed Consolidating Financial Statements
AVINTIV Specialty Materials Inc's. (the "Issuer") Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally on a senior secured basis, by each of the Issuer' 100% owned domestic subsidiaries (collectively, the “Guarantors”). As substantially all of the Issuer’s operating income and cash flow is generated by its subsidiaries, funds necessary to meet the Issuer's debt service obligations may be provided, in part, by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of the Issuer’s subsidiaries, could limit the Issuer’s ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the Senior Secured Notes. Although holders of the Senior Secured Notes will be direct creditors of the Issuer’s principal direct subsidiaries by virtue of the guarantees, the Issuer has subsidiaries that are not included among the Guarantors (collectively, the “Non-Guarantors”), and such subsidiaries will not be obligated with respect to the Senior Secured Notes. As a result, the claims of creditors of the Non-Guarantors will effectively have priority with respect to the assets and earnings of such companies over the claims of creditors of the Issuer, including the holders of the Senior Secured Notes.
The following Condensed Consolidating Financial Statements are presented to satisfy the disclosure requirements of Rule 3-10 of Regulation S-X. In accordance with Rule 3-10, the subsidiary guarantors are all 100% owned by the Issuer. The guarantees on the Senior Secured Notes are full and unconditional and all guarantees are joint and several. The information presents Condensed Consolidating Balance Sheets as of June 28, 2014 and December 28, 2013, Condensed Consolidating Statements of Comprehensive Income (Loss) for the three and six months ended June 28, 2014 and June 29, 2013, and Condensed Consolidating Statements of Cash Flows for the six months ended June 28, 2014 and June 29, 2013 of (1) the Issuer, (2) the Guarantors, (3) the Non-Guarantors and (4) consolidating eliminations to arrive at the information for the Company on a consolidated basis.

Condensed Consolidating Balance Sheet
As of June 28, 2014

In thousands	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS	RESTATED				RESTATED
Current Assets:
Cash and cash equivalents	$296	$121,459	$89,441	$—	$211,196
Accounts receivable, net	—	46,040	211,571	—	257,611
Inventories, net	(789)	48,683	141,771	—	189,665
Deferred income taxes	385	2,439	5,634	(2,823)	5,635
Other current assets	17,342	12,165	80,567	—	110,074
Total current assets	17,234	230,786	528,984	(2,823)	774,181
Property, plant and equipment, net	3,636	209,255	731,124	—	944,015
Goodwill	—	54,417	196,005	—	250,422
Intangible assets, net	39,348	113,975	38,236	—	191,559
Net investment in and advances to (from) subsidiaries	1,572,311	530,756	(811,791)	(1,291,276)	—
Deferred income taxes	—	—	5,116	—	5,116
Other noncurrent assets	291	8,976	27,992	—	37,259
Total assets	$1,632,820	$1,148,165	$715,666	$(1,294,099)	$2,202,552
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$719	$—	$13,351	$—	$14,070
Accounts payable and accrued liabilities	42,335	57,952	236,087	—	336,374
Income taxes payable	399	145	606	—	1,150
Deferred income taxes	—	(148)	518	1,148	1,518
Current portion of long-term debt	62,090	—	48,236	—	110,326
Total current liabilities	105,543	57,949	298,798	1,148	463,438
Long-term debt	1,311,050	—	63,446	—	1,374,496
Deferred income taxes	973	12,737	26,531	(3,971)	36,270
Other noncurrent liabilities	407	27,179	85,208	—	112,794
Total liabilities	1,417,973	97,865	473,983	(2,823)	1,986,998
Redeemable noncontrolling interest	100,467	—	—	—	100,467
Common stock	—	—	16,966	(16,966)	—
AVINTIV shareholders’ equity	114,380	1,050,300	224,010	(1,274,310)	114,380
Noncontrolling interest	—	—	707	—	707
Total equity	114,380	1,050,300	241,683	(1,291,276)	115,087
Total liabilities and equity	$1,632,820	$1,148,165	$715,666	$(1,294,099)	$2,202,552

Condensed Consolidating Balance Sheet
As of December 28, 2013

In thousands	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$2,068	$13,103	$70,893	$—	$86,064
Accounts receivable, net	—	46,828	147,999	—	194,827
Inventories, net	—	46,428	109,646	—	156,074
Deferred income taxes	385	2,438	2,318	(2,823)	2,318
Other current assets	1,887	12,696	44,513	—	59,096
Total current assets	4,340	121,493	375,369	(2,823)	498,379
Property, plant and equipment, net	2,756	207,256	442,768	—	652,780
Goodwill	—	54,683	60,645	—	115,328
Intangible assets, net	31,525	125,146	12,728	—	169,399
Net investment in and advances to (from) subsidiaries	1,013,856	615,314	(363,414)	(1,265,756)	—
Deferred income taxes	—	—	2,582	—	2,582
Other noncurrent assets	298	8,869	16,885	—	26,052
Total assets	$1,052,775	$1,132,761	$547,563	$(1,268,579)	$1,464,520
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$410	$—	$2,062	$—	$2,472
Accounts payable and accrued liabilities	36,510	61,950	209,271	—	307,731
Income taxes payable	369	—	3,244	—	3,613
Deferred income taxes	—	—	194	1,148	1,342
Current portion of long-term debt	3,039	—	10,758	—	13,797
Total current liabilities	40,328	61,950	225,529	1,148	328,955
Long-term debt	850,767	—	29,632	—	880,399
Deferred income taxes	974	12,543	23,689	(3,970)	33,236
Other noncurrent liabilities	1,810	31,718	28,663	—	62,191
Total liabilities	893,879	106,211	307,513	(2,822)	1,304,781
Common stock	—	—	16,966	(16,966)	—
AVINTIV shareholders’ equity	158,896	1,026,550	222,241	(1,248,791)	158,896
Noncontrolling interest	—	—	843	—	843
Total equity	158,896	1,026,550	240,050	(1,265,757)	159,739
Total liabilities and equity	$1,052,775	$1,132,761	$547,563	$(1,268,579)	$1,464,520

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended June 28, 2014

In thousands	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$147,350	$308,021	$(15,473)	$439,898
Cost of goods sold	(93)	(114,025)	(254,667)	15,473	(353,312)
Gross profit	(93)	33,325	53,354	—	86,586
Selling, general and administrative expenses	(12,101)	(14,909)	(37,159)	—	(64,169)
Special charges, net	(14,972)	(1,681)	(7,611)	—	(24,264)
Other operating, net	—	509	(4,364)	—	(3,855)
Operating income (loss)	(27,166)	17,244	4,220	—	(5,702)
Other income (expense):
Interest expense	(13,487)	(482)	(6,948)	—	(20,917)
Debt modification and extinguishment costs	(10,738)	—	—	—	(10,738)
Intercompany royalty and technical service fees	(9,893)	1,140	8,753	—	—
Foreign currency and other, net	12,117	(678)	(1,436)	—	10,003
Equity in earnings of subsidiaries	26,163	(1,712)	—	(24,451)	—
Income (loss) before income taxes	(23,004)	15,512	4,589	(24,451)	(27,354)
Income tax (provision) benefit	3,340	(671)	2,744	—	5,413
Net income (loss)	(19,664)	14,841	7,333	(24,451)	(21,941)
Less: Earnings attributable to noncontrolling interest and redeemable noncontrolling interest	—	—	(2,277)	—	(2,277)
Net income (loss) attributable to AVINTIV	$(19,664)	$14,841	$9,610	$(24,451)	$(19,664)
Comprehensive income (loss) attributable to AVINTIV	$(17,661)	$17,046	$12,561	$(29,607)	$(17,661)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended June 29, 2013

In thousands	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$89,817	$206,389	$(4,668)	$291,538
Cost of goods sold	(11)	(74,870)	(170,935)	4,668	(241,148)
Gross profit	(11)	14,947	35,454	—	50,390
Selling, general and administrative expenses	(14,331)	(6,004)	(19,036)	—	(39,371)
Special charges, net	(471)	(103)	(1,176)	—	(1,750)
Other operating, net	16	(145)	(835)	—	(964)
Operating income (loss)	(14,797)	8,695	14,407	—	8,305
Other income (expense):
Interest expense	(12,246)	3,086	(3,163)	—	(12,323)
Intercompany royalty and technical service fees	1,428	1,697	(3,125)	—	—
Foreign currency and other, net	2	(150)	(752)	—	(900)
Equity in earnings of subsidiaries	15,630	1,872	—	(17,502)	—
Income (loss) before income taxes	(9,983)	15,200	7,367	(17,502)	(4,918)
Income tax (provision) benefit	2,077	458	(5,523)	—	(2,988)
Net income (loss)	$(7,906)	$15,658	$1,844	$(17,502)	$(7,906)
Comprehensive income (loss) attributable to AVINTIV	$(5,477)	$8,930	$(44)	$(8,886)	$(5,477)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Six Months Ended June 28, 2014

In thousands	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$296,246	$594,687	$(28,451)	$862,482
Cost of goods sold	(130)	(236,612)	(493,140)	28,451	(701,431)
Gross profit	(130)	59,634	101,547	—	161,051
Selling, general and administrative expenses	(23,030)	(28,460)	(68,213)	—	(119,703)
Special charges, net	(18,937)	(2,214)	(11,824)	—	(32,975)
Other operating, net	11	299	(5,234)	—	(4,924)
Operating income (loss)	(42,086)	29,259	16,276	—	3,449
Other income (expense):
Interest expense	(33,418)	6,601	(12,006)	—	(38,823)
Debt modification and extinguishment costs	(10,738)	—	—	—	(10,738)
Intercompany royalty and technical service fees	(7,198)	2,793	4,405	—	—
Foreign currency and other, net	22,916	(125)	(7,829)	—	14,962
Equity in earnings of subsidiaries	34,449	(10,138)	—	(24,311)	—
Income (loss) before income taxes	(36,075)	28,390	846	(24,311)	(31,150)
Income tax (provision) benefit	6,931	(5,586)	(1,632)	—	(287)
Net income (loss)	(29,144)	22,804	(786)	(24,311)	(31,437)
Less: Earnings attributable to noncontrolling interest and redeemable noncontrolling interest	—	—	(2,293)	—	(2,293)
Net income (loss) attributable to AVINTIV	$(29,144)	$22,804	$1,507	$(24,311)	$(29,144)
Comprehensive income (loss) attributable to AVINTIV	$(25,454)	$26,507	$6,502	$(33,009)	$(25,454)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Six Months Ended June 29, 2013

In thousands	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$182,829	$405,918	$(10,127)	$578,620
Cost of goods sold	(36)	(156,714)	(335,741)	10,127	(482,364)
Gross profit	(36)	26,115	70,177	—	96,256
Selling, general and administrative expenses	(23,975)	(11,764)	(37,974)	—	(73,713)
Special charges, net	(1,826)	(139)	(1,589)	—	(3,554)
Other operating, net	18	(222)	(1,100)	—	(1,304)
Operating income (loss)	(25,819)	13,990	29,514	—	17,685
Other income (expense):
Interest expense	(22,474)	6,187	(8,120)	—	(24,407)
Intercompany royalty and technical service fees	2,756	3,304	(6,060)	—	—
Foreign currency and other, net	—	(247)	(2,073)	—	(2,320)
Equity in earnings of subsidiaries	27,155	5,690	—	(32,845)	—
Income (loss) before income taxes	(18,382)	28,924	13,261	(32,845)	(9,042)
Income tax (provision) benefit	4,249	(1,687)	(7,653)	—	(5,091)
Net income (loss)	$(14,133)	$27,237	$5,608	$(32,845)	$(14,133)
Comprehensive income (loss) attributable to AVINTIV	$(15,380)	$25,035	$5,339	$(30,374)	$(15,380)

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 28, 2014

In thousands	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$195,187	$148,994	$(333,947)	$—	$10,234
Investing activities:
Purchases of property, plant and equipment	(1,703)	(16,422)	(15,675)	—	(33,800)
Proceeds from the sale of assets	—	—	47	—	47
Acquisition of intangibles and other	(124)	—	—	—	(124)
Acquisitions, net of cash acquired	(356,281)	—	—	—	(356,281)
Intercompany investing activities, net	(372,158)	(399,794)	(6,450)	778,402	—
Net cash provided by (used in) investing activities	(730,266)	(416,216)	(22,078)	778,402	(390,158)
Financing activities:
Proceeds from long-term borrowings	523,000	—	152	—	523,152
Proceeds from short-term borrowings	1,265	—	16,156	—	17,421
Repayment of long-term borrowings	(3,808)	—	(4,049)	—	(7,857)
Repayment of short-term borrowings	(956)	—	(4,893)	—	(5,849)
Loan acquisition costs	(21,312)	—	—	—	(21,312)
Intercompany financing activities, net	35,118	375,578	367,706	(778,402)	—
Net cash provided by (used in) financing activities	533,307	375,578	375,072	(778,402)	505,555
Effect of exchange rate changes on cash	—	—	(499)	—	(499)
Net change in cash and cash equivalents	(1,772)	108,356	18,548	—	125,132
Cash and cash equivalents at beginning of period	2,068	13,103	70,893	—	86,064
Cash and cash equivalents at end of period	$296	$121,459	$89,441	$—	$211,196

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 29, 2013

In thousands	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(10,239)	$22,547	$(13,926)	$—	$(1,618)
Investing activities:
Purchases of property, plant and equipment	(23,207)	(1,658)	(1,635)	—	(26,500)
Proceeds from the sale of assets	—	—	75	—	75
Acquisition of intangibles and other	(135)	—	—	—	(135)
Intercompany investing activities, net	5,766	(28,500)	(4,000)	26,734	—
Net cash provided by (used in) investing activities	(17,576)	(30,158)	(5,560)	26,734	(26,560)
Financing activities:
Issuance of common stock	(232)	—	—	—	(232)
Proceeds from long-term borrowings	—	—	14,177	—	14,177
Proceeds from short-term borrowings	1,879	—	—	—	1,879
Repayment of long-term borrowings	(65)	—	(3,252)	—	(3,317)
Repayment of short-term borrowings	(1,554)	—	—	—	(1,554)
Loan acquisition costs	—	—	—	—	—
Intercompany financing activities, net	28,000	(1,766)	500	(26,734)	—
Net cash provided by (used in) financing activities	28,028	(1,766)	11,425	(26,734)	10,953
Effect of exchange rate changes on cash	—	—	(183)	—	(183)
Net change in cash and cash equivalents	213	(9,377)	(8,244)	—	(17,408)
Cash and cash equivalents at beginning of period	486	28,285	69,108	—	97,879
Cash and cash equivalents at end of period	$699	$18,908	$60,864	$—	$80,471
Note 22.  Subsequent Events
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
The terms "AVINTIV," "the Company," "we," "us," and "our" and similar terms in this Report on Form 10-Q refer to AVINTIV Specialty Materials Inc. (formerly Polymer Group, Inc.) and its consolidated subsidiaries. The term "Parent" as used within this Report on Form 10-Q refers to AVINTIV Acquisition Corporation, a Delaware corporation that owns 100% of the issued and outstanding capital stock of AVINTIV Specialty Materials Inc. The term "Holdings" as used within this Report on Form 10-Q refers to AVINTIV Inc., a Delaware corporation that owns 100% of the Parent.
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
Over the past five years, we have undertaken a series of capital expansions and business acquisitions that have broadened our technology base, increased our product lines and expanded our global presence. As a result of the 2013 acquisition of Fiberweb Limited (formerly Fiberweb, plc)("Fiberweb"), one of the largest manufacturers of specialty technical materials, we have solidified our position as the largest manufacturer of nonwovens in the world. Our recent acquisition in Brazil broadens our presence in the growing South American market and further strengthens our position as a global leader in nonwovens industry. Our facilities (24 manufacturing and converting facilities located in 14 countries on four continents) are strategically located near many of our key customers in order to increase our effectiveness in addressing local and regional demand. We work closely with our customers, which include well-established multinational and regional consumer and industrial product manufacturers, to provide engineered solutions to meet increasing demand for more sophisticated products.
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

				Percentage of Net Sales for the Respective Period End
In thousands	Three Months Ended June 28, 2014	Three Months Ended June 29, 2013	Period Change Favorable (Unfavorable)	June 28, 2014	June 29, 2013
Net sales	$439,898	$291,538	$148,360	100.0%	100.0%
Cost of goods sold:
Raw materials	(237,653)	(159,173)	(78,480)	54.0%	54.6%
Labor	(24,196)	(17,441)	(6,755)	5.5%	6.0%
Overhead	(91,463)	(64,534)	(26,929)	20.8%	22.1%
Gross profit	86,586	50,390	36,196	19.7%	17.3%
Selling, general and administrative expenses	(64,169)	(39,371)	(24,798)	14.6%	13.5%
Special charges, net	(24,264)	(1,750)	(22,514)	5.5%	0.6%
Other operating, net	(3,855)	(964)	(2,891)	0.9%	0.3%
Operating income (loss)	(5,702)	8,305	(14,007)	(1.3)%	2.8%
Other income (expense):
Interest expense	(20,917)	(12,323)	(8,594)	4.8%	4.2%
Debt modification and extinguishment costs	(10,738)	—	(10,738)	2.4%	—%
Foreign currency and other, net	10,003	(900)	10,903	(2.3)%	0.3%
Income (loss) before income taxes	(27,354)	(4,918)	(22,436)	(6.2)%	(1.7)%
Income tax (provision) benefit	5,413	(2,988)	8,401	(1.2)%	1.0%
Net income (loss)	(21,941)	(7,906)	(14,035)	(5.0)%	(2.7)%
Less: Earnings attributable to noncontrolling interest and redeemable noncontrolling interest	(2,277)	—	(2,277)	0.5%	—%
Net income (loss) attributable to AVINTIV	$(19,664)	$(7,906)	$(11,758)	(4.5)%	(2.7)%

Net Sales
Net sales for the three months ended June 28, 2014 were $439.9 million, a $148.4 million increase compared with the three months ended June 29, 2013. A reconciliation presenting the components of the period change by each of our operating segments is as follows:

	Nonwovens				Total
In millions	North America	South America	Europe	Asia
Prior period	$136.3	$39.8	$73.0	$42.4	$291.5
Changes due to:
Volume	59.4	18.3	63.4	4.9	146.0
Price/product mix	—	0.7	(0.9)	(1.2)	(1.4)
Currency translation	(0.3)	—	4.0	0.1	3.8
Sub-total	59.1	19.0	66.5	3.8	148.4
End of period	$195.4	$58.8	$139.5	$46.2	$439.9
For the three months ended June 28, 2014, volumes increased by $146.0 million compared with the three months ended June 29, 2013. The primary driver of the increase related to the contributions from Fiberweb, which represented an incremental $114.4 million for the period. In addition, our recent acquisition of Providência provided $20.7 million of net sales since the date of acquisition. Incremental volume growth of $4.9 million in Asia was driven by higher volumes sold in the hygiene and healthcare markets, both of which were supported by our recent capacity expansions. In Europe, results reflected the stabilization of underlying demand in each of our markets, which increased comparable net sales by $3.9 million. Improvements in the hygiene market provided $1.7 million of incremental volume growth in South America. Volumes increased $0.4 million in North America, primarily driven by higher building, construction and printing volumes. However, they were partially offset by lower wipes and industrial markets sales as well as the timing of customer orders.
For the three months ended June 28, 2014, net selling prices decreased $1.4 million compared with the three months ended June 29, 2013. The pricing decrease was primarily driven by product mix movements in Asia, which impacted net sales by $1.2 million. The decrease was a result of a larger proportion of current year sales in the hygiene market compared with more prior year sales in the healthcare market, which have higher average selling prices. In addition, we experienced lower net selling prices in Europe of $0.9 million. The pricing decrease, which primarily resulted from our passing through lower raw material costs associated with index-based selling agreements and market-based pricing trends, were partially offset by higher selling prices of $0.7 million in South America. Pricing in North America remained flat as certain pricing initiatives were implemented during the period. Other factors contributing to the increase in net sales included favorable foreign currency impacts which resulted in the higher translation of sales generated in foreign jurisdictions, primarily in Europe.
Gross Profit
Gross profit for the three months ended June 28, 2014 was $86.6 million, a $36.2 million increase compared with the three months ended June 29, 2013. The primary driver of the increase related to the contributions from Fiberweb, which represented an incremental $28.8 million for the period, including contributions associated with integration synergies. In addition, contributions from Providência were $5.5 million, including $3.2 million related to the non-recurring amortization expense of the inventory step-up established as a result of the acquisition. As a result, gross profit as a percentage of net sales for the three months ended June 28, 2014 increased to 19.7% from 17.3% for the three months ended June 29, 2013.
Increases in net sales within each of our geographic regions, primarily in Europe and Asia, further provided incremental gross profit. In addition, the $1.1 million reduction of our labor component of cost of goods sold reflects the positive benefits of our cost reduction initiatives. However, these amounts were partially offset by lower net spreads (the difference between the change in raw material costs and selling prices) of $5.2 million as raw material costs increased, primarily impacting North America and Asia. Other costs that impacted gross profit include an increase in our overhead component of $2.6 million, primarily associated with manufacturing costs in North America and Asia and increased depreciation.

Operating Income (Loss)
Operating loss for the three months ended June 28, 2014 was $5.7 million, a $14.0 million decrease compared with the three months ended June 29, 2013. A reconciliation presenting the components of the period change by each of our operating divisions is as follows:

In millions	North America	South America	Europe	Asia	Corporate/ Other	Total
Prior period	$14.4	$1.6	$3.4	$5.0	$(16.1)	$8.3
Changes due to:
Volume	9.9	3.5	1.0	1.8	—	16.2
Price/product mix	0.1	0.7	(0.9)	(1.3)	—	(1.4)
Raw material cost	(2.0)	(1.3)	0.5	(1.0)	—	(3.8)
Manufacturing costs	1.5	(0.5)	(0.3)	0.2	—	0.9
Currency translation	1.1	2.8	0.4	0.3	(5.2)	(0.6)
Depreciation and amortization	0.8	0.2	(0.2)	(0.7)	0.3	0.4
Purchase accounting	(1.5)	(2.7)	(0.3)	—	—	(4.5)
Special charges	—	—	—	—	(22.5)	(22.5)
All other	(1.3)	(0.6)	0.5	0.4	2.3	1.3
Sub-total	8.6	2.1	0.7	(0.3)	(25.1)	(14.0)
End of period	$23.0	$3.7	$4.1	$4.7	$(41.2)	$(5.7)
The amounts for acquisition and integration expenses as well as special charges have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended June 28, 2014 were $64.2 million, a $24.8 million increase compared with the three months ended June 29, 2013. The increase was primarily related to the inclusion of Fiberweb, which added an incremental $19.1 million of costs for the period. In addition, expenses related to our recent acquisition of Providência added $7.7 million to selling, general and administrative expenses. As a result, selling, general and administrative expenses as a percentage of net sales increased to 14.6% for the three months ended June 28, 2014 from 13.5% for the three months ended June 29, 2013. Other factors that contributed to the increase include higher short-term incentive compensation and other employee-related expenses, as well as increased selling, marketing and freight expenses. However, these costs were partially offset by lower stock-based compensation expense and amounts related to third-party fees and expenses.
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
Other Income (Expense)
Interest expense for the three months ended June 28, 2014 and the three months ended June 29, 2013 was $20.9 million and $12.3 million, respectively. The increase primarily relates to interest expense and amortization of debt issuance costs associated with the Term Loans and the Senior Unsecured Notes, both of which were used to fund our recent acquisitions. Combined, we realized an additional $6.4 million of expense associated with changes to our debt structure as a result of the Fiberweb and Providência transactions. In association with the acquisition of Providência, we incurred $21.3 million of loan acquisition costs, of which $10.7 million was expensed as incurred during the three months ended June 28, 2014. These amounts are included within Debt modification and extinguishment costs.
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
Income Tax (Provision) Benefit
During the three months ended June 28, 2014, we recognized an income tax benefit of $5.4 million on consolidated pre-tax book loss from continuing operations of $27.4 million. During the three months ended June 29, 2013, we recognized income tax provision of $3.0 million on consolidated pre-tax book loss from continuing operations of $4.9 million. The combination of our income tax provision and our recorded loss from operations before income taxes resulted in a negative effective tax rate for the prior period. Our income tax expense in 2014 and 2013 is different than such expense determined at the U.S. federal statutory rate due to losses in certain jurisdictions for which no income tax benefits are anticipated, foreign withholding taxes for which tax credits are not anticipated, changes in the amounts recorded for tax uncertainties, foreign taxes calculated at statutory rates different than the U.S. federal statutory rate, and the application of intraperiod tax allocation rules.
Earnings Attributable to Noncontrolling Interest and Redeemable Noncontrolling Interest
Earnings attributable to noncontrolling interest and redeemable noncontrolling interest for the three months ended June 28, 2014 was a loss of $2.3 million. Noncontrolling interest and redeemable noncontrolling interest represent the minority partners' interest in the income or loss of consolidated subsidiaries which are not wholly-owned by us. Our acquisition of Providência represents a 71.25% controlling interest and the remaining 28.75% is recorded as redeemable noncontrolling interest in our Consolidated Balance Sheets. As a result, we incurred $2.1 million related to the redeemable noncontrolling interest during the current period. In association with the acquisition of Fiberweb, the Company assumed control of Terram Geosynthetics Private Limited, a joint venture located in Gujarat, India in which we maintain a 65% controlling interest. As a result, we incurred $0.2 million related to the noncontrolling interest.

Six Months Ended June 28, 2014 Compared to the Six Months Ended June 29, 2013
The following table sets forth the period change for each category of the Statement of Comprehensive Income (Loss) for the six months ended June 28, 2014 as compared to the six months ended June 29, 2013, as well as each category as a percentage of net sales:

				Percentage of Net Sales for the Respective Period End
In thousands	Six Months Ended June 28, 2014	Six Months Ended June 29, 2013	Period Change Favorable (Unfavorable)	June 28, 2014	June 29, 2013
Net sales	$862,482	$578,620	$283,862	100.0%	100.0%
Cost of goods sold:
Raw materials	(464,012)	(316,834)	(147,178)	53.8%	54.8%
Labor	(49,766)	(36,374)	(13,392)	5.8%	6.3%
Overhead	(187,653)	(129,156)	(58,497)	21.8%	22.3%
Gross profit	161,051	96,256	64,795	18.7%	16.6%
Selling, general and administrative expenses	(119,703)	(73,713)	(45,990)	13.9%	12.7%
Special charges, net	(32,975)	(3,554)	(29,421)	3.8%	0.6%
Other operating, net	(4,924)	(1,304)	(3,620)	0.6%	0.2%
Operating income (loss)	3,449	17,685	(14,236)	0.4%	3.1%
Other income (expense):
Interest expense	(38,823)	(24,407)	(14,416)	4.5%	4.2%
Debt modification and extinguishment costs	(10,738)	—	(10,738)	1.2%	—%
Foreign currency and other, net	14,962	(2,320)	17,282	(1.7)%	0.4%
Income (loss) before income taxes	(31,150)	(9,042)	(22,108)	(3.6)%	(1.6)%
Income tax (provision) benefit	(287)	(5,091)	4,804	—%	0.9%
Net income (loss)	(31,437)	(14,133)	(17,304)	(3.6)%	(2.4)%
Less: Earnings attributable to noncontrolling interest and redeemable noncontrolling interest	(2,293)	—	(2,293)	0.3%	—%
Net income (loss) attributable to AVINTIV	$(29,144)	$(14,133)	$(15,011)	(3.4)%	(2.4)%
Net Sales
Net sales for the six months ended June 28, 2014 were $862.5 million, a $283.9 million increase compared with the six months ended June 29, 2013. A reconciliation presenting the components of the period change by each of our operating divisions is as follows:

In millions	North America	South America	Europe	Asia	Total
Prior period	$272.2	$74.8	$151.2	$80.4	$578.6
Changes due to:
Volume	111.4	20.3	126.9	17.7	276.3
Price/product mix	5.9	1.9	(1.7)	(5.0)	1.1
Currency translation	(0.8)	—	6.7	0.6	6.5
Sub-total	116.5	22.2	131.9	13.3	283.9
End of period	$388.7	$97.0	$283.1	$93.7	$862.5
For the six months ended June 28, 2014, volumes increased by $276.3 million compared with the six months ended June 29, 2013. The primary driver of the increase related to the contributions from Fiberweb, which represented an incremental $233.6 million for the period. In addition, our recent acquisition of Providência provided $20.7 million of net sales since the date of acquisition. Incremental volume growth of $17.7 million in Asia was driven by higher volumes sold in the hygiene and healthcare markets, both of which were supported by our recent capacity expansions. In Europe, results reflected the stabilization of underlying demand in each of our markets, which increased comparable net sales by $5.2 million. Improvements in the hygiene market provided $3.8 million of incremental volume growth in South America. However, these amounts were partially offset by lower volumes of $4.7 million in North America, primarily driven by lower wipes and industrial markets sales.
For the six months ended June 28, 2014, net selling prices increased $1.1 million compared with the six months ended June 29, 2013. The pricing increase was primarily driven by higher net selling prices of $5.9 million in North America, which reflects the impacts of pricing initiatives implemented during the year. The pricing increase, which primarily resulted from our passing through higher raw material costs associated with index-based selling agreements and market-based pricing trends, were partially offset by lower selling prices of $1.7 million in Europe. In addition, product mix movements in Asia impacted net sales by $5.0 million. The decrease was a result of a larger proportion of current year sales in the hygiene market compared with more prior year sales in the healthcare market, which have higher average selling prices. However, pricing improvements in South America partially offset reductions in Europe and Asia. In addition, net sales increased $6.5 million as favorable foreign currency impacts resulted in the higher translation of sales generated in foreign jurisdictions.
Gross Profit
Gross profit for the six months ended June 28, 2014 was $161.1 million, a $64.8 million increase compared with the six months ended June 29, 2013. The primary driver of the increase related to the contributions from Fiberweb, which represented an incremental $54.5 million for the period, including contributions associated with integration synergies. In addition, contributions from Providência were $5.5 million, including $3.2 million related to the non-recurring amortization expense of the inventory step-up established as a result of the acquisition. As a result, gross profit as a percentage of net sales for the six months ended June 28, 2014 increased to 18.7% from 16.6% for the six months ended June 29, 2013.
Increases in net sales within each of our geographic regions, primarily in Europe and Asia, further provided incremental gross profit. These increase were driven by additional capacity, improved manufacturing efficiencies and improved volumes. In addition, the $3.5 million reduction of our labor component of cost of goods sold reflects the positive benefits of our cost reduction initiatives. However, these amounts were partially offset by lower net spreads (the difference between the change in raw material costs and selling prices) of $7.2 million as raw material costs increased, primarily impacting North America and Asia. Other costs that impacted gross profit include an increase in our overhead component of $5.5 million, primarily associated with manufacturing costs in North America and Asia and increased depreciation.
Operating Income (Loss)
Operating income for the six months ended June 28, 2014 was $3.5 million, a $14.2 million decrease compared with the six months ended June 29, 2013. A reconciliation presenting the components of the period change by each of our operating divisions is as follows:

In millions	North America	South America	Europe	Asia	Corporate/ Other	Total
Prior period	$25.8	$3.2	$6.7	$9.6	$(27.6)	$17.7
Changes due to:
Volume	17.0	4.2	5.3	6.1	—	32.6
Price/product mix	5.9	1.9	(1.8)	(5.0)	—	1.0
Raw material cost	(4.8)	(3.7)	0.6	(0.3)	—	(8.2)
Manufacturing costs	1.3	(0.8)	(0.7)	1.0	—	0.8
Currency translation	0.4	5.3	1.0	0.2	(5.1)	1.8
Depreciation and amortization	1.6	0.4	(0.3)	(2.8)	—	(1.1)
Purchase accounting	(4.0)	(2.7)	(1.3)	—	—	(8.0)
Special charges	—	—	—	—	(29.4)	(29.4)
All other	(2.4)	(1.1)	0.8	0.1	(1.1)	(3.7)
Sub-total	15.0	3.5	3.6	(0.7)	(35.6)	(14.2)
End of period	$40.8	$6.7	$10.3	$8.9	$(63.2)	$3.5
The amounts for acquisition and integration expenses as well as special charges have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended June 28, 2014 were $119.7 million, a $46.0 million increase compared with the six months ended June 29, 2013. The increase was primarily related to the inclusion of Fiberweb, which added an incremental $38.3 million of costs for the period. In addition, expenses related to our recent acquisition of Providência added $7.7 million to selling, general and administrative expenses. As a result, selling, general and administrative expenses as a percentage of net sales increased to 13.9% for the six months ended June 28, 2014 from 12.7% for the six months ended June 29, 2013. Other factors that contributed to the increase include higher short-term incentive compensation and other employee-related expenses, as well as increased selling, marketing and freight expenses. However, these costs were offset by lower stock-based compensation expense and amounts related to third-party fees and expenses.
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
Other Income (Expense)
Interest expense for the six months ended June 28, 2014 and the six months ended June 29, 2013 was $38.8 million and $24.4 million, respectively. The increase primarily relates to interest expense and amortization of debt issuance costs associated with the Term Loans and the Senior Unsecured Notes, both of which were used to fund our recent acquisitions. Combined, we realized an additional $11.0 million of expense associated with changes to our debt structure as a result of the Fiberweb and Providência transactions. In association with the acquisition of Providência, we incurred $21.3 million of loan acquisition costs, of which $10.7 million was expensed as incurred during the six months ended June 28, 2014. These amounts are included within Debt modification and extinguishment costs.
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
Income Tax (Provision) Benefit
During the six months ended June 28, 2014, we recognized an income tax expense of $0.3 million on consolidated pre-tax book loss from continuing operations of $31.2 million. During the six months ended June 29, 2013, we recognized income tax provision of $5.1 million on consolidated pre-tax book loss from continuing operations of $9.0 million. The combination of our income tax provision and our recorded loss from operations before income taxes resulted in a negative effective tax rate for each of the periods. Our income tax expense in 2014 and 2013 is different than such expense determined at the U.S. federal statutory rate due to losses in certain jurisdictions for which no income tax benefits are anticipated, foreign withholding taxes for which tax credits are not anticipated, changes in the amounts recorded for tax uncertainties, foreign taxes calculated at statutory rates different than the U.S. federal statutory rate, and the application of intraperiod tax allocation rules.
Earnings Attributable to Noncontrolling Interest and Redeemable Noncontrolling Interest
Earnings attributable to noncontrolling interest and redeemable noncontrolling interest for the six months ended June 28, 2014 was a loss of $2.3 million. Noncontrolling interest and redeemable noncontrolling interest represent the minority partners' interest in the income or loss of consolidated subsidiaries which are not wholly-owned by us. Our acquisition of Providência represents a 71.25% controlling interest and the remaining 28.75% is recorded as redeemable noncontrolling interest in our Consolidated Balance Sheet. As a result, we incurred $2.1 million related to the redeemable noncontrolling interest during the current period. In association with the acquisition of Fiberweb, the Company assumed control of Terram Geosynthetics Private Limited, a joint venture located in Gujarat, India in which we maintain a 65% controlling interest. As a result, we incurred $0.2 million related to the noncontrolling interest.
Liquidity and Capital Resources
The following table contains several key indicators to measure our financial condition and liquidity:

In millions	June 28, 2014	December 28, 2013
Balance Sheet Data:
Cash and cash equivalents	$211.2	$86.1
Operating working capital (1)	110.9	43.2
Total assets	2,202.6	1,464.5
Total debt	1,498.9	896.7
Redeemable noncontrolling interest	100.5	—
Total AVINTIV Specialty Materials Inc. shareholders’ equity	114.4	158.9
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
Cash Flows
The following table sets forth the major categories of cash flows:

In millions	Six Months Ended June 28, 2014	Six Months Ended June 29, 2013
Cash Flow Data:
Net cash provided by (used in) operating activities	$10.2	$(1.6)
Net cash provided by (used in) investing activities	(390.2)	(26.6)
Net cash provided by (used in) financing activities	505.6	11.0
Total	$125.6	$(17.2)
Operating Activities
Net cash provided by operating activities for the six months ended June 28, 2014 was $10.2 million, of which net income provided $27.2 million after adjusting for non-cash transactions and working capital requirements used $26.0 million. The primary driver of the working capital outflow related to a $12.0 million increase in accounts receivable, which resulted from increased sales during the period as well as from our passing through higher raw material costs associated with index-based selling agreements and market-based pricing trends. Days sales outstanding was 42 days at June 28, 2014. Inventory increased $6.5 million as a result of the higher average purchase price of raw materials. Inventory on hand was 40 days at June 28, 2014. Other current assets increased $6.1 million (after a $12.8 million adjustment for the non-cash impact of the Providência Contracts) primarily due to the timing of prepaid items as well as the timing of payments from our factoring agents. In addition, accounts payables and accrued expenses decreased $1.5 million. Trade accounts payable were impacted by the timing of supplier payments while accrued expenses were impacted by the timing of vendor payments, restructuring programs and employee-related expenses. As a result, accounts payable days was 70 days at June 28, 2014. The Company continues to focus on working capital management, however, increases in accounts receivable and inventory reflect the impact of higher raw material prices and their associated lag on selling prices.
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
Investing Activities
Net cash used in investing activities for the six months ended June 28, 2014 was $390.2 million. The primary driver of the outflow related to the Providência Acquisition, where we acquired Providência for an aggregate purchase price of $424.8 million, of which $356.3 was cash consideration, net of cash acquired. Property, plant and equipment expenditures totaled $33.8 million and related to machinery and equipment upgrades that extend the useful life and/or increased the functionality of the asset as well as other various projects. Net cash used in investing activities for the six months ended June 29, 2013 was $26.6 million. The main driver related of the outflow related to $26.5 million of total property, plant and equipment expenditures, primarily associated with our manufacturing expansion project in China. In addition, other items included in our capital expenditures relates to machinery and equipment upgrades that extend the useful life and/or increased the functionality of the asset.
Financing Activities
Net cash provided by financing activities for the six months ended June 28, 2014 was $505.6 million. The primary driver of the inflow related to the $310.0 million of proceeds from borrowings under an incremental term loan amendment to our existing Senior Secured Credit Agreement as well as the proceeds from the issuance of $210.0 million of 6.875% Senior Unsecured Notes. These amounts were used to fund the Providência Acquisition. Other borrowings totaled $20.6 million and primarily related to short-term credit facilities used to finance various liquidity requirements, including insurance premium payments and short-term working capital needs. These amounts were partially offset by repayments of $13.7 million and $21.3 million of debt issuance costs. Net cash provided by financing activities for the six months ended June 29, 2013 was $11.0 million. Proceeds from borrowings totaled $16.1 million and primarily related to our credit facility in China funding our manufacturing expansion project in China. Other proceeds were related to short-term facilities. These amounts were partially offset by repayments of $4.9 million.

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
Factoring Agreements
In the ordinary course of business, we may utilize accounts receivable factoring arrangements with third-party financial institutions in order to accelerate its cash collections from product sales. These arrangements involve the ownership transfer of eligible U.S. and non-U.S. trade accounts receivable, without recourse or discount, to a third party financial institution in exchange for cash. The maximum amount of outstanding advances at any one time is $20.0 million under the U.S. based program and $79.9 million under the non-U.S. based program. At June 28, 2014 , the net amount of trade accounts receivable sold to third-party financial institutions, and therefore excluded from our accounts receivable balance, was $84.7 million. Amounts due from the third-party financial institutions were $10.9 million at June 28, 2014 . In the future, we may increase the sale of receivables or enter into additional factoring agreements.
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
The following table shows a reconciliation of Adjusted EBITDA from the most directly comparable GAAP measure, Net income (loss) attributable to AVINTIV Specialty Materials Inc., in order to show the differences in these measures of operating performance:

In thousands	Three Months Ended June 28, 2014	Three Months Ended June 29, 2013	Six Months Ended June 28, 2014	Six Months Ended June 29, 2013
Net income (loss) attributable to AVINTIV Specialty Materials Inc.	$(19,664)	$(7,906)	$(29,144)	$(14,133)
Net income attributable to noncontrolling interest and redeemable noncontrolling interest	(2,277)	—	(2,293)	—
Interest expense, net	20,917	12,323	38,823	24,407
Income and franchise tax	(5,310)	3,128	572	5,249
Depreciation & amortization (a)	25,634	16,667	49,215	32,212
Purchase accounting adjustments(b)	3,366	—	5,903	—
Non-cash compensation (c)	504	2,701	1,065	2,937
Special charges, net (d)	24,264	1,750	32,975	3,554
Foreign currency and other non-operating, net (e)	(5,347)	1,914	(8,380)	3,754
Debt modification and extinguishment costs	10,738	—	10,738	—
Severance and relocation expenses (f)	972	2,997	2,020	3,242
Unusual or non-recurring charges, net	627	192	627	292
Business optimization expense (g)	71	75	133	125
Management, monitoring and advisory fees (h)	830	870	1,675	2,025
Adjusted EBITDA	$55,325	$34,711	$103,929	$63,664

(a)	Excludes amortization of loan acquisition costs that are included in interest expense.

(b)	Reflects adjustments to inventory related to the step-up in value pursuant to GAAP resulting from the application of purchase accounting in relation to the acquisition of Fiberweb and Providência.

(c)	Reflects non-cash compensation costs related to employee and director restricted stock, restricted stock units and stock options.

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
In connection with the restatement of our Consolidated Balance Sheet and Consolidated Statements of Changes in Equity, which is more fully described in "Note 2. Basis of Presentation" located in the Notes to Consolidated Financial Statements elsewhere in this Quarterly Report on Form 10-Q/A for the quarterly period ended June 28, 2014, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures. We identified a material weakness in our internal control over financial reporting with respect to accounting for our redeemable noncontrolling interest acquired in the acquisition of Providência. Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of June 28, 2014.
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
Exhibits required in connection with this Quarterly Report on Form 10-Q/A are listed below:

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

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

99.1	Section 13(r) Disclosure (incorporated by reference to Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q filed on August 11, 2014)

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

AVINTIV Specialty Materials Inc.
(Registrant)

Date:	August 7, 2015	By:	/s/ J. Joel Hackney, Jr.
J. Joel Hackney, Jr.
President and Chief Executive Officer and Director (Principal Executive Officer)

Date:	August 7, 2015	By:	/s/ Dennis E. Norman
Dennis E. Norman
Executive Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer)

Date:	August 7, 2015	By:	/s/ James L. Anderson
James L. Anderson
Vice President & Chief Accounting Officer (Principal Accounting Officer)