Form 10-Q
period 2015-06-30
AVINTIV Specialty Materials Inc.
filed 2015-08-10
CIK 927417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
Number of common shares outstanding at August 7, 2015: 1,000.

AVINTIV SPECIALTY MATERIALS INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
AVINTIV SPECIALTY MATERIALS INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

In thousands, except share data	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$187,251	$178,491
Accounts receivable, net	251,018	247,727
Inventories, net	149,582	173,701
Deferred income taxes	11,858	16,776
Other current assets	81,156	89,121
Total current assets	680,865	705,816
Property, plant and equipment, net of accumulated depreciation of $285,648 and $230,681, respectively	854,887	870,230
Goodwill	218,861	220,554
Intangible assets, net	182,573	178,911
Deferred income taxes	17,500	18,231
Other noncurrent assets	36,758	41,431
Total assets	$1,991,444	$2,035,173
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$36,761	$17,665
Accounts payable and accrued liabilities	271,898	321,313
Income taxes payable	9,514	9,636
Deferred income taxes	8,793	10,217
Current portion of long-term debt	31,779	31,892
Total current liabilities	358,745	390,723
Long-term debt	1,486,695	1,433,283
Deferred purchase price	38,127	42,440
Deferred income taxes	50,092	36,223
Other noncurrent liabilities	61,693	67,124
Total liabilities	1,995,352	1,969,793
Commitments and contingencies
Redeemable noncontrolling interest	82,130	89,181
Shareholders’ equity:
Common stock — 1,000 shares issued and outstanding	—	—
Additional paid-in capital	278,329	277,248
Accumulated deficit	(291,141)	(242,439)
Accumulated other comprehensive income (loss)	(73,615)	(59,164)
Total AVINTIV Specialty Materials Inc. shareholders' equity (deficit)	(86,427)	(24,355)
Noncontrolling interest	389	554
Total equity (deficit)	(86,038)	(23,801)
Total liabilities and equity	$1,991,444	$2,035,173
See accompanying Notes to Consolidated Financial Statements.

AVINTIV SPECIALTY MATERIALS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

In thousands	Three Months Ended June 30, 2015	Three Months Ended June 28, 2014	Six Months Ended June 30, 2015	Six Months Ended June 28, 2014
Net sales	$457,694	$439,898	$918,932	$862,482
Cost of goods sold	(352,170)	(353,312)	(707,990)	(701,431)
Gross profit	105,524	86,586	210,942	161,051
Selling, general and administrative expenses	(66,175)	(64,169)	(131,164)	(119,703)
Special charges, net	(6,613)	(24,264)	(12,635)	(32,975)
Other operating, net	(189)	(3,855)	1,234	(4,924)
Operating income (loss)	32,547	(5,702)	68,377	3,449
Other income (expense):
Interest expense	(27,011)	(20,917)	(54,644)	(38,823)
Debt modification and extinguishment costs	(13,004)	(10,738)	(13,004)	(10,738)
Foreign currency and other, net	3,217	10,003	(40,706)	14,962
Income (loss) before income taxes	(4,251)	(27,354)	(39,977)	(31,150)
Income tax (provision) benefit	(3,317)	5,413	(7,865)	(287)
Net income (loss)	(7,568)	(21,941)	(47,842)	(31,437)
Less: Earnings attributable to noncontrolling interest and redeemable noncontrolling interest	1,176	(2,277)	860	(2,293)
Net income (loss) attributable to AVINTIV Specialty Materials Inc.	$(8,744)	$(19,664)	$(48,702)	$(29,144)

Other comprehensive income (loss):
Currency translation, net of tax	$15,790	$1,980	$(22,349)	$3,693
Employee postretirement benefits, net of tax	—	—	—	—
Other comprehensive income (loss), net of tax	15,790	1,980	(22,349)	3,693
Comprehensive income (loss)	8,222	(19,961)	(70,191)	(27,744)
Less: Comprehensive income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	2,739	(2,300)	(7,038)	(2,290)
Comprehensive income (loss) attributable to AVINTIV Specialty Materials Inc.	$5,483	$(17,661)	$(63,153)	$(25,454)
See accompanying Notes to Consolidated Financial Statements.

AVINTIV SPECIALTY MATERIALS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

In thousands	AVINTIV Specialty Materials Inc. Shareholders' Equity
	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total AVINTIV Specialty Materials Inc. Shareholders' Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)
	Shares	Amount
Balance - December 31, 2014	1	$—	$277,248	$(242,439)	$(59,164)	$(24,355)	$554	$(23,801)
Net income (loss)	—	—	—	(48,702)	—	(48,702)	(160)	(48,862)
Periodic adjustment to redemption value	—	—	178	—	—	178	—	178
Share-based compensation	—	—	903	—	—	903	—	903
Currency translation, net of tax	—	—	—	—	(14,451)	(14,451)	(5)	(14,456)
Balance - June 30, 2015	1	$—	$278,329	$(291,141)	$(73,615)	$(86,427)	$389	$(86,038)
See accompanying Notes to Consolidated Financial Statements.

AVINTIV SPECIALTY MATERIALS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

In thousands	Six Months Ended June 30, 2015	Six Months Ended June 28, 2014
Operating activities:
Net income (loss)	$(47,842)	$(31,437)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Debt modification and extinguishment costs	13,004	10,738
Deferred income taxes	—	2,201
Depreciation and amortization expense	62,025	51,515
Inventory step-up	24	5,663
Accretion of deferred purchase price	1,816	253
(Gain) loss on financial instruments	2,393	(12,837)
(Gain) loss on sale of assets, net	(2,613)	83
Non-cash compensation	903	1,065
Changes in operating assets and liabilities:
Accounts receivable	(1,636)	(11,987)
Inventories	19,757	(6,470)
Other current assets	1,998	(6,064)
Accounts payable and accrued liabilities	(54,182)	(1,517)
Other, net	35,435	9,028
Net cash provided by (used in) operating activities	31,082	10,234
Investing activities:
Purchases of property, plant and equipment	(29,020)	(33,800)
Proceeds from sale of assets	4,039	47
Acquisition of intangibles and other	(411)	(124)
Acquisitions, net of cash acquired	(58,158)	(356,281)
Net cash provided by (used in) investing activities	(83,550)	(390,158)
Financing activities:
Proceeds from long-term borrowings	282,308	523,152
Proceeds from short-term borrowings	37,567	17,421
Repayment of long-term borrowings	(226,027)	(7,857)
Repayment of short-term borrowings	(17,635)	(5,849)
Loan acquisition costs	(3,271)	(21,312)
Debt modification and extinguishment costs	(7,750)	—
Net cash provided by (used in) financing activities	65,192	505,555
Effect of exchange rate changes on cash	(3,964)	(499)
Net change in cash and cash equivalents	8,760	125,132
Cash and cash equivalents at beginning of period	178,491	86,064
Cash and cash equivalents at end of period	$187,251	$211,196

Supplemental disclosures of cash flow information:
Cash payments for interest	$57,898	$34,141
Cash payments (receipts) for taxes, net	$6,369	$6,134
See accompanying Notes to Consolidated Financial Statements.

AVINTIV SPECIALTY MATERIALS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Description of Business
AVINTIV Specialty Materials Inc. (formerly “Polymer Group, Inc.”), a Delaware corporation, and its consolidated subsidiaries (the “Company” or "AVINTIV") is a leading global innovator and manufacturer of specialty materials for use in a broad range of products that make the world safer, cleaner and healthier. The Company has one of the largest global platforms in the industry, with a total of 23 manufacturing and converting facilities located in 14 countries throughout the world. The Company operates through four reportable segments: North America, South America, Europe and Asia, with the main sources of revenue being the sales of primary and intermediate products to consumer and industrial markets.
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
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which creates a comprehensive, five-step model for revenue recognition that requires a company to recognize revenue to depict the transfer of promised goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Under the new guidance, a company will be required to use more judgment and make more estimates when considering contract terms as well as relevant facts and circumstances when identifying performance obligations, estimating the amount of variable consideration in the transaction price and allocating the transaction price to each separate performance obligation. In addition, ASU 2014-09 enhances disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively and improves guidance for multiple-element arrangements. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016 and allows for either full retrospective or modified retrospective adoption. Early application is not permitted. The Company is currently evaluating the impact of adopting ASU 2014-09 on its financial results. On July 9, 2015, the FASB agreed to delay the effective date by one year. In accordance with the agreed upon delay, the new standard is effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before the original effective date of the standard. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application.
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
The Providência Acquisition was recorded using the acquisition method of accounting in accordance with the accounting guidance for business combinations. As a result, the total purchase price was allocated to assets acquired and liabilities assumed based on the preliminary estimate of fair market value of such assets and liabilities at the Providência Acquisition Date. Any excess of the purchase price is recognized as goodwill, which is not expected to be deductible for tax purposes. During the second quarter of 2015, the Company finalized its fair market value estimates of assets acquired and liabilities assumed. The Company did not record any material measurement period adjustments related to the Providência Acquisition during the six months ended June 30, 2015.
Pro Forma Information
The following unaudited pro forma information for the three and six months ended June 28, 2014 assumes the acquisition of Providência occurred as of the beginning of 2013.

In thousands	Three Months Ended June 28, 2014	Six Months Ended June 28, 2014
Net sales	$496,141	$1,008,246
Net income (loss)	(36,496)	(56,251)
The unaudited pro forma information does not purport to be indicative of the results that actually would have been achieved had the operations been combined during the periods presented, nor is it intended to be a projection of future results or trends. Net sales and Operating income (loss) attributable to Providência was $68.4 million and $6.5 million for the three months ended June 30, 2015 and $142.0 million and $19.8 million for the six months ended June 30, 2015, respectively.
Dounor Acquisition
On March 25, 2015, the Company announced that PGI France Holdings SAS, a wholly-owned subsidiary of the Company, entered into an agreement to acquire Dounor SAS. (“Dounor”) for a purchase price of $59.6 million. The acquisition was completed on April 17, 2015 and funded through the Company's Senior Secured Credit Agreement, as amended. Located in France, Dounor is a manufacturer of specialty materials used in the hygiene, healthcare and industrial applications.
The acquisition of Dounor was recorded using the acquisition method of accounting in accordance with the accounting guidance for business combinations. As a result, the total purchase price was allocated to assets acquired and liabilities assumed based on the preliminary estimate of fair market value of such assets and liabilities at the date of acquisition. Any excess of the purchase price is recognized as goodwill, which is not expected to be deductible for tax purposes. The Company has not completed the detail valuation work necessary to finalize its valuation of assets acquired and liabilities assumed. Additional information related to acquired intangible assets, property, plant and equipment as well as accounting for certain tax matters is still pending. As a result, current amounts recorded are subject to adjustment as the Company finalizes its analysis. The Company expects to complete its final purchase price allocation during the third quarter of 2015.
The preliminary allocation of the purchase price is as follows:

In thousands	April 17, 2015
Cash	$1,403
Accounts receivable	12,845
Inventory	2,346
Other current assets	1,499
Total current assets	18,093

Property, plant and equipment	45,410
Goodwill	14,002
Intangible assets	16,533
Other noncurrent assets	998
Total assets acquired	$95,036

Current liabilities	$19,673
Deferred income taxes	15,352
Other noncurrent liabilities	451
Total liabilities assumed	$35,476
Net assets acquired	$59,560
Cash, accounts receivable and current liabilities were stated at their historical carrying values, which approximate fair value, given the short-term nature of these assets and liabilities. The preliminary estimate of fair value for inventories was based on computations which considered many factors including the estimated selling price of the inventory, the cost to dispose of the inventory as well as the replacement cost of the inventory, where applicable. As a result, the Company increased the carrying value of inventory by less than $0.1 million. The preliminary estimate of fair value for property, plant and equipment was based on management's assessment of the acquired assets condition, as well as an evaluation of the current market value for such assets. In addition, the Company also considered the length of time over which the economic benefit of these assets is expected to be realized and adjusted the useful life of such assets accordingly as of the valuation date. As a result, the Company increased the carrying value of property, plant and equipment by $19.7 million.
The Company recorded an intangible asset, which consisted of a finite-lived customer relationships intangible asset with an estimated fair value of $6.9 million. The valuation was determined using an income approach methodology using the multi-period excess earnings method. The average estimated useful life of the intangible asset is considered to be 6.5 years, determined based upon various accounting studies, historical acquisition experience, economic factors and future cash flows. The Company preliminarily allocated $6.3 million to a finite-lived patent associated with its PPLZ technology. The valuation was determined using an income approach methodology using the multi-period excess earnings method. The average estimated useful life of the patent was determined based on the contractual end of its legal life. In addition, the Company preliminarily allocated $3.3 million to a finite-lived patent associated with its Softtech technology. The valuation was determined using an income approach methodology using the relief-from-royalty method. The average estimated useful life of the patent was determined based on the contractual end of its legal life. The excess of the purchase price over the amounts allocated to specific assets and liabilities is included in goodwill and has been allocated to the Europe segment. The premium in the purchase price paid for the acquisition of Dounor reflects the anticipated realization of operational and cost synergies.
Net sales and Operating income (loss) attributable to Dounor since the date of acquisition was $18.0 million and $0.8 million. In light of the size of Dounor, the expected costs and perceived benefits, presenting pro forma financial information of the combined entity under U.S. GAAP would involve undue cost and effort.
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
The Company has a U.S. based program where certain U.S. based receivables are sold to an unrelated third-party financial institution. Under the current terms of the U.S. agreement, the maximum amount of outstanding advances at any one time is $20.0 million, which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold. In addition, the Company's subsidiaries in Brazil, Colombia, France, Italy, Mexico, Netherlands and Spain have entered into factoring agreements to sell certain receivables to unrelated third-party financial institutions. Under the terms of the non-U.S. agreements, the maximum amount of outstanding advances at any one time is $79.9 million (measured at June 30, 2015 foreign exchange rates), which limitation is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables sold.
The following is a summary of receivables sold to the third-party financial institutions that existed at the following balance sheet dates:

In thousands	June 30, 2015	December 31, 2014
Trade receivables sold to financial institutions	$75,850	$92,528
Net amounts advanced from financial institutions	67,567	78,900
Amounts due from financial institutions	$8,283	$13,628
The Company sold $340.6 million and $293.2 million of receivables under the terms of the factoring agreements during the six months ended June 30, 2015 and June 28, 2014, respectively. The year-over-year increase in receivables sold is primarily attributable to accounts receivable factoring agreements associated with the acquisition of Providência. In addition, a new agreement that was established in Italy at the end of 2014 contributed to the increase. The Company pays a factoring fee associated with the sale of receivables based on the invoice value of the receivables sold. During the three months ended June 30, 2015 and June 28, 2014, factoring fees incurred were $0.3 million and $0.5 million, respectively. Factoring fees incurred were $0.7 million and $0.9 million during the six months ended June 30, 2015 and June 28, 2014, respectively. These amounts are recorded within Foreign currency and other, net in the Consolidated Statements of Comprehensive Income (Loss).
Note 6.  Inventories
At June 30, 2015 and December 31, 2014, the major classes of inventory are as follows:

In thousands	June 30, 2015	December 31, 2014
Raw materials and supplies	$50,710	$58,951
Work in process	20,249	19,151
Finished goods	78,623	95,599
Total	$149,582	$173,701
Inventories are stated at the lower of cost, determined on the first-in, first-out ("FIFO") method, or fair market value. The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to net realizable value. Reserve balances, primarily related to obsolete and slow-moving inventories, were $8.3 million and $7.8 million at June 30, 2015 and December 31, 2014, respectively.
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

The following table sets forth the gross amount and accumulated amortization of the Company's intangible assets at June 30, 2015 and December 31, 2014:

	June 30, 2015			December 31, 2014
In thousands	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Technology	$63,726	$(17,559)	$46,167	$63,726	$(14,902)	$48,824
Customer relationships	81,082	(15,304)	65,778	76,242	(12,735)	63,507
Loan acquisition costs	41,100	(20,158)	20,942	40,612	(14,447)	26,165
Other	19,071	(2,740)	16,331	7,104	(1,601)	5,503
Tradenames (indefinite-lived)	33,355	—	33,355	34,912	—	34,912
Total	$238,334	$(55,761)	$182,573	$222,596	$(43,685)	$178,911
As of June 30, 2015, the Company had recorded intangible assets of $182.6 million, which includes amounts associated with loan acquisition costs. These expenditures represent the cost of obtaining financings that are capitalized in the balance sheet and amortized over the term of the loans to which such costs relate.
On June 4, 2015, the Company announced a new corporate brand and identity initiative to better reflect the Company's purpose and its impact on the world. As part of the initiative, the Company changed its legal name from Polymer Group, Inc. to AVINTIV Specialty Materials Inc. As a result, the Company determined that the $1.6 million indefinite-lived intangible asset related to the Polymer Group, Inc. tradename was no longer considered indefinite and therefore, classified as finite-lived during the second quarter. The tradename will be fully amortized by December 31, 2015, the estimated remaining economic life. In addition, as a result of the acquisition of Dounor, the Company allocated a portion of the purchase price to finite-lived intangible assets for patents and customer relationships. Refer to Note 4, "Acquisitions" for further information on the acquisition of Dounor.
The following table presents amortization of the Company's intangible assets for the following periods:

In thousands	Three Months Ended June 30, 2015	Three Months Ended June 28, 2014	Six Months Ended June 30, 2015	Six Months Ended June 28, 2014
Intangible assets	$3,683	$2,547	$6,447	$5,164
Loan acquisition costs	1,586	1,274	3,240	2,300
Total	$5,269	$3,821	$9,687	$7,464
Estimated amortization expense on existing intangible assets for each of the next five years is expected to approximate $18 million in 2015, $18 million in 2016, $18 million in 2017, $18 million in 2018 and $18 million in 2019.
Note 8.  Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

In thousands	June 30, 2015	December 31, 2014
Accounts payable	$176,069	$209,527
Accrued compensation and benefits	38,020	42,485
Accrued interest	12,147	19,748
Other accrued expenses	45,662	49,553
Total	$271,898	$321,313

Note 9.  Debt
The following table presents the Company's outstanding debt at June 30, 2015 and December 31, 2014:

In thousands	June 30, 2015	December 31, 2014
Term Loans	$981,336	$703,029
Senior Secured Notes	304,000	504,000
Senior Unsecured Notes	210,000	210,000
ABL Facility	—	—
Argentina credit facilities:
Nacion Facility	3,343	5,010
Galicia Facility	1,375	2,047
China Credit Facility	—	18,920
Brazil Export Credit Facility	15,806	18,871
India loans	1,905	2,437
Capital lease obligations	709	861
Total long-term debt including current maturities	1,518,474	1,465,175
Short-term borrowings	36,761	17,665
Total debt	$1,555,235	$1,482,840
The fair value of the Company's long-term debt was $1,516.4 million at June 30, 2015 and $1,463.9 million at December 31, 2014. The fair value of long-term debt is based upon quoted market prices in inactive markets or on available rates for debt with similar terms and maturities (Level 2).
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
On June 10, 2014, the Company entered into an incremental term loan amendment (the "First Incremental Amendment") to the existing Senior Secured Credit Agreement, in which the Company obtained $415.0 million of commitments for incremental term loans, the terms of which are substantially identical to the terms of the Term Loans. Pursuant to the First Incremental Amendment, the Company borrowed $310.0 million, the proceeds of which were used to fund a portion of the consideration paid for the Providência Acquisition. The remaining commitments were used during the third quarter of 2014 to repay existing indebtedness. Loan acquisition costs related to the First Incremental Amendment totaled $13.8 million. Per ASC 470, "Modifications and Extinguishments" ("ASC 470"), loan acquisition costs related to new lenders are capitalized in the Consolidated Balance Sheets and are amortized over the term of the loan to which such costs relate. Costs related to common lenders are expensed during the period incurred. As a result, the Company capitalized $3.1 million within Intangible assets and expensed $10.7 million within Debt modification and extinguishment costs during the second quarter of 2014.

On April 17, 2015, the Company entered into an incremental term loan amendment and limited waiver (the "Second Incremental Amendment") to the existing Senior Secured Credit Agreement as amended, in which the Company obtained $283.0 million of commitments for incremental term loans, the terms of which are substantially identical to the terms of the Term Loans. In addition, the amendment provides for a limited waiver to permit, among other things, the Company to incur the additional incremental term loans, so long as the Company is in pro forma compliance with a senior secured net leverage ratio not exceeding 4.50:1.00. Pursuant to the Second Incremental Amendment, the Company borrowed $283.0 million, the proceeds of which were partially used to fund the consideration paid for the acquisition of Dounor. The remaining commitments were primarily used to redeem $200.0 million of the outstanding principal amount of the Company's outstanding 7.75% Senior Secured Notes due 2019 at a redemption price of 103.875% of the aggregate principal amount plus accrued and unpaid interest to, but excluding, the redemption date. Loan acquisition costs related to the Second Incremental Amendment totaled $3.3 million. Per ASC 470, loan acquisition costs related to new lenders are capitalized in the Consolidated Balance Sheets and are amortized over the term of the loan to which such costs relate. Costs related to common lenders are expensed during the period incurred. As a result, the Company capitalized $0.5 million within Intangible assets and expensed $2.8 million within Debt modification and extinguishment costs during the second quarter of 2015.
The Term Loans are secured (i) together with the Tranche 2 (as defined below) loans, on a first-priority lien basis by substantially all of the Company's assets and the assets of any existing and future subsidiary guarantors (other than collateral securing the ABL Facility on a first-priority basis), including all of the Company's capital stock and the capital stock of each restricted subsidiary (which, in the case of foreign subsidiaries, will be limited to 65% of the capital stock of each first-tier foreign subsidiary) and (ii) on a second-priority basis by the collateral securing the ABL Facility, in each case, subject to certain exceptions and permitted liens. The Company may voluntarily repay outstanding loans at any time without premium or penalty, other than voluntary prepayment of Term Loans in connection with a repricing transaction on or prior to the date that is six months after the closing date of the Second Incremental Amendment and customary "breakage" costs with respect to LIBOR loans.
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
Under the credit agreement governing the Term Loans, the Company's ability to engage in activities such as incurring additional indebtedness, making investments, refinancing certain indebtedness, paying dividends and entering into certain merger transactions is governed, in part, by the Company's ability to satisfy tests based on Adjusted EBITDA (defined as EBITDA in the credit agreement governing the Terms Loans).
Senior Secured Notes
In connection with the Merger, the Company issued $560.0 million of 7.75% Senior Secured Notes due 2019 on January 28, 2011. The Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis, by each of AVINTIV Specialty Materials Inc's. wholly-owned domestic subsidiaries. Interest on the Senior Secured Notes is paid semi-annually on February 1 and August 1 of each year. On July 23, 2014, the Company redeemed $56.0 million aggregate principal amount of the Senior Secured Notes at a redemption price of 103.0% of the aggregate principal amount plus any accrued and unpaid interest to, but excluding, July 23, 2014. The redemption amount was funded by proceeds from the First Incremental Amendment. Per ASC 470, the Company recognized a loss on debt extinguishment of $2.6 million during the third quarter of 2014, which included $0.9 million related to unamortized debt issuance costs. On May 8, 2015, the Company redeemed $200.0 million aggregate principal amount of Senior Secured Notes at a redemption price of 103.875% of the aggregate principal amount plus any accrued amount and unpaid interest to, but excluding May 8, 2015. The redemption amount was funded by a portion of the proceeds from the Second Incremental Amendment. Per ASC 470, the Company recognized a loss on debt extinguishment of $10.2 million during the second quarter of 2015, which included $2.5 million related to unamortized debt issuance costs. As the nature of these transactions relate to non-operating events, the losses on debt extinguishment are included in Debt modifications and extinguishment costs.
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
Senior Unsecured Notes
In connection with the Providência Acquisition, the Company issued $210.0 million of 6.875% Senior Unsecured Notes due 2019 on June 11, 2014. The Senior Unsecured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by each of AVINTIV Specialty Materials Inc's. wholly-owned domestic subsidiaries. Interest on the Senior Unsecured Notes is paid semi-annually on June 1 and December 1 of each year.
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
On November 26, 2013, the Company entered into an amendment to the ABL Facility which increased the Tranche 1 revolving credit commitments by $30.0 million (for a total aggregate revolving credit commitment of $80.0 million) as well as made certain other changes to the agreement. In addition, the Company increased the amount by which the Company can request that the ABL Facility be increased at the Company's option to an amount not to exceed $75.0 million. The effectiveness of the amendment was subject to the satisfaction of certain specified closing conditions by no later than January 31, 2014, all of which were satisfied prior to such date. On April 17, 2015, the Company entered into an amendment and limited waiver to the ABL Facility which provides for a limited waiver to permit, among other things, the Company to incur the additional incremental term loans under the Senior Secured Credit Agreement governing the Term Loans, so long as the Company is in pro forma compliance with a senior secured net leverage ratio not exceeding 4.50:1.00.
Based on current average excess availability, the borrowings under the ABL Facility will bear interest at a rate per annum equal to, at the Company's option, either (A) British Bankers Association LIBOR Rate (“LIBOR”) (adjusted for statutory reserve requirements) plus a margin of (i) 2.00% in the case of Tranche 1 or (ii) 4.00% in the case of Tranche 2; or (B) the higher of (a) the rate of interest in effect for such day as publicly announced from time to time by Citibank, N.A. as its "prime rate" and (b) the federal funds effective rate plus 0.5% of 1.0% (“ABR”) plus a margin of (x) 1.00% in the case of Tranche 1 or (y) 3.00% in the case of the Tranche 2. As of June 30, 2015, the Company had no outstanding borrowings under the ABL Facility. The borrowing base availability was $63.3 million. Outstanding letters of credit in the aggregate amount of $18.9 million left $44.4 million available for additional borrowings. The aforementioned letters of credit were primarily provided to certain administrative service providers and financial institutions. None of these letters of credit had been drawn on as of June 30, 2015.
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
In connection with the Merger, the Company repaid and terminated the Argentine peso-denominated loan. In addition, the U.S. dollar denominated loan was adjusted to reflect its fair value as of the date of the Merger. As a result, the Company recorded a contra-liability in Long-term debt and will amortize the balance into Interest expense over the remaining life of the facility. At June 30, 2015, the face amount of the outstanding indebtedness under the U.S. dollar-denominated loan was $3.5 million, with a carrying amount of $3.3 million and a weighted average interest rate of 3.13%.
Galicia Facility
On September 27, 2013, the Company's subsidiary in Argentina entered into an arrangement with a banking institution in Argentina in order to partially finance the upgrade of a manufacturing line at its facility located near Buenos Aires, Argentina. The maximum borrowings available under the facility, excluding any interest added to principal, is 20.0 million Argentine pesos (approximately $3.5 million). The three-year term of the agreement began with the date of the first draw down on the facility, which occurred in the third quarter of 2013, with payments required in twenty-five equal monthly installments beginning after one year. Borrowings will bear interest at 15.25%. As of June 30, 2015, the outstanding balance under the facility was $1.4 million. The remainder of the upgrade is expected to be financed by existing cash balances and cash generated from operations.
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
The maximum borrowings available under the facility, excluding any interest added to principal, were $25.0 million. At December 31, 2014, the outstanding balance under the Hygiene Facility was $18.9 million with a weighted average interest rate of 5.43%. The Company repaid $8.4 million of the principal balance during the three months ended March 31, 2015, with the remainder paid during the current period in each case using the proceeds of short-term borrowing. As a result, the Company had no outstanding balance remaining under the Hygiene Facility at June 30, 2015.
Brazil Export Credit Facility
As a result of the acquisition of Providência, the Company assumed a Brazilian real-denominated export credit facility with Itaú Unibanco S.A., pursuant to which Providência borrowed R$50.0 million in the first quarter of 2013 for the purpose of financing certain export transactions from Brazil. Borrowings bear interest at 8.0% per annum, payable quarterly. The facility matures in February 2016 and is unsecured. As of the date of the acquisition, the Company adjusted the outstanding balance to reflect its fair value. As a result, the Company recorded a contra-liability in Long-term debt and will amortize the balance into Interest expense over the remaining life of the facility. At June 30, 2015, the face amount of the outstanding indebtedness under the facility was $16.1 million, with a carrying amount of $15.8 million.
India Indebtedness
As a result of the acquisition of Fiberweb Limited ("Fiberweb"), the Company indirectly assumed control of Terram Geosynthetics Private Limited, a joint venture located in Mundra, India in which the Company maintains a 65% controlling interest. As part of the net assets acquired, the Company assumed $3.8 million of debt (including short-term borrowings) that was entered into with a banking institution in India. Current amounts outstanding primarily relate to a 14.70% term loan, due in 2017, used to purchase fixed assets. Other amounts relate to short-term credit facilities used to finance working capital requirements (included in Short-term borrowings in the Consolidated Balance Sheets). Combined, the outstanding balances totaled $2.8 million at June 30, 2015.
Other Indebtedness
The Company periodically enters into short-term credit facilities in order to finance various liquidity requirements, including insurance premium payments and short-term working capital needs. Borrowings under these facilities are included in Short-term borrowings in the Consolidated Balance Sheets. At June 30, 2015 and December 31, 2014, outstanding amounts totaled $36.8 million and $17.0 million, respectively. The increase in the outstanding balance is primarily related to borrowings from a third-party banking institution in China, the proceeds of which were used to repay outstanding amounts under the China Credit Facility. As a result, the Company reduced the interest rate on the outstanding debt as well as extended the maturity date. The Company also has documentary letters of credit not associated with the ABL Facility. These letters of credit are primarily provided to certain raw material vendors and amounted to $8.7 million and $7.8 million at June 30, 2015 and December 31, 2014, respectively. None of these letters of credit have been drawn upon.
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

The following table presents the fair values of the Company's derivative instruments for the following periods:

	As of June 30, 2015		As of December 31, 2014
In thousands	Notional	Fair Value	Notional	Fair Value
Undesignated hedges:
Providência Contracts	$120,444	$1,848	$140,623	$3,962
Providência Instruments	15,585	(640)	20,179	(560)
Dounor Contract	—	—	—	—
Total	$136,029	$1,208	$160,802	$3,402
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
The primary financial instrument was related to the Providência Acquisition and consisted of a foreign exchange forward contract with an aggregate notional amount equal to the estimated purchase price. Prior to the Providência Acquisition Date, the Company amended the primary financial instrument to reduce the notional amount to align with the consideration to be paid to the selling shareholders, which resulted in a realized gain for the Company. Upon consummation of the Providência Acquisition, the Company purchased the required Brazilian real at the specified rate thus fulfilling its obligations under the terms of the contract that specifically related to the primary financial instrument. Due to a strengthening U.S. Dollar, the contract was settled in the Company's favor which resulted in a realized gain of $18.9 million recognized within Foreign currency and other, net during the six months ended June 28, 2014. The remaining financial instruments currently outstanding relate to a series of foreign exchange call options that expire between 1 month and 4 years associated with the Mandatory Tender Offer and the deferred portion of the consideration paid for the Providência Acquisition. Each option provides the Company with the right, but not the obligation to purchase a fixed amount of Brazilian real in the future at a specified U.S. Dollar rate.
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
Dounor Contract
On March 27, 2015, the Company entered into a foreign exchange call option with a third-party financial institution used to minimize the foreign exchange risk on the future consideration to be paid for the acquisition of Dounor (the "Dounor Contract"). The Dounor Contract provides the Company the right, but not the obligation, to purchase a fixed amount of Euros in the future at a specified U.S. Dollar rate. The Dounor Contract does not qualify for hedge accounting treatment, therefore, it is considered an undesignated hedge. As the nature of this transaction is related to a non-operating notional amount, changes in the fair value are recorded in Foreign currency and other, net in the current period. The acquisition of Dounor was completed on April 17, 2015. Upon consummation of the acquisition, the Company did not exercise its right under the call option to purchase the required Euros at the rate specified in the contract due to the strengthening of the U.S. Dollar. As a result, the call option expired and the contract was canceled.

The following table represents the amount of (gain) or loss associated with derivative instruments in the Consolidated Statements of Comprehensive Income (Loss):

In thousands	Three Months Ended June 30, 2015	Three Months Ended June 28, 2014	Six Months Ended June 30, 2015	Six Months Ended June 28, 2014
Undesignated hedges:
Providência Contracts	$363	$(11,673)	2,288	(22,429)
Providência Instruments	133	1	(107)	1
Dounor Contract	53	—	212	—
Total	$549	$(11,672)	$2,393	$(22,428)
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
Recurring Basis
The following tables present the fair value and hierarchy levels for the Company's assets and liabilities, which are measured at fair value on a recurring basis as of June 30, 2015:

In thousands	Level 1	Level 2	Level 3	June 30, 2015
Assets
Providência Contracts	$—	$1,848	$—	$1,848

Liabilities
Providência Instruments	$—	$(640)	$—	$(640)
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

The fair values of cash and cash equivalents, accounts receivable, inventories, short-term borrowings and accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of these instruments. The methodologies used by the Company to determine the fair value of its financial assets and liabilities at June 30, 2015 are the same as those used at December 31, 2014. As a result, there have been no transfers between Level 1 and Level 2 categories.
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
The components of the Company's pension related costs for the following periods are as follows:

In thousands	Three Months Ended June 30, 2015	Three Months Ended June 28, 2014	Six Months Ended June 30, 2015	Six Months Ended June 28, 2014
Service cost	$1,031	$874	$2,032	$1,747
Interest cost	2,005	2,463	3,980	4,921
Expected return on plan assets	(2,733)	(3,122)	(5,419)	(6,240)
Curtailment / settlement (gain) loss	—	—	—	—
Net amortization of:
Actuarial (gain) loss	99	(4)	197	(8)
Transition costs and other	(11)	—	(20)	—
Net periodic benefit cost	$391	$211	$770	$420
The Company’s practice is to fund amounts for its qualified pension plans at least sufficient to meet the minimum requirements set forth in applicable employee benefit laws and local tax laws. In addition, the Company manages these plans to ensure that all present and future benefit obligations are met as they come due. Full year contributions are expected to approximate $3.5 million.

Postretirement Plans
The Company sponsors several Non-U.S. postretirement plans that provide healthcare benefits to cover certain eligible employees. These plans have no plan assets, but instead are funded by the Company on a pay-as-you-go basis in the form of direct benefit payments.
The components of the Company's postretirement related costs for the following periods are as follows:

In thousands	Three Months Ended June 30, 2015	Three Months Ended June 28, 2014	Six Months Ended June 30, 2015	Six Months Ended June 28, 2014
Service cost	$2	$9	$4	$18
Interest cost	47	94	91	187
Curtailment / settlement (gain) loss	—	—	—	—
Net amortization of:
Actuarial (gain) loss	1	5	3	10
Transition costs and other	—	—	—	—
Net periodic benefit cost	$50	$108	$98	$215
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
Note 13.  Income Taxes
The Company accounts for its provision for income taxes in accordance with ASC 740, "Income Taxes," which requires an estimate of the annual effective income tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year. For the six months ended June 30, 2015, the Company's negative effective income tax rate was 19.7% (compared with a negative effective income tax rate of 0.9% for the six months ended June 28, 2014). The change in the effective income tax rate was primarily driven by incremental operating losses of $71.8 million in the current period for which we recorded a full valuation allowance. In addition, our effective income tax rate was impacted by foreign withholding taxes for which tax credits are not anticipated, changes in the amounts recorded for tax uncertainties, and foreign taxes calculated at statutory rates different than the U.S. federal statutory rate. During the six months ended June 28, 2014, a French subsidiary of the Company joined the Company’s unitary French filing group. This resulted in a $1.9 million increase to the Company's French valuation allowance discrete to the prior year period.
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes and (b) operating loss and tax credit carryforwards. A valuation allowance is recorded when, based on the weight of the evidence, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. The realization of the deferred tax asset depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdiction. At June 30, 2015, the Company has a net deferred tax liability of $29.5 million including a net deferred tax liability of $15.4 million related to the acquisition of Dounor. Refer to Note 4, "Acquisitions" for further information on the acquisition of Dounor.
At June 30, 2015, the Company had unrecognized tax benefits of $18.2 million, of which $8.2 million relates to accrued interest and penalties. These amounts are included within Other noncurrent liabilities within the accompanying Consolidated Balance Sheets. The total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective income tax rate is $18.2 million as of June 30, 2015. Included in the balance as of June 30, 2015 is $2.7 million, including $1.5 million of interest and penalties, related to income tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount is comprised of items which relate to the lapse of statute of limitations or the settlement of issues. The Company recognizes interest and penalties related to income taxes as a component of income tax expense.
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
The major jurisdictions where the Company files income tax returns include the United States, Canada, China, India, the Netherlands, France, Germany, Spain, United Kingdom, Italy, Mexico, Colombia, Brazil, and Argentina. As of June 30, 2015, the Company has a number of open tax years with various taxing jurisdictions that range from 2003 to 2014. The results of current tax audits and reviews related to open tax years have not been finalized, and management believes that the ultimate outcomes of these audits and reviews will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Note 14.  Redeemable Noncontrolling Interest
In connection with the Providência Acquisition, as required by Brazilian law, PGI Acquisition Company filed the Mandatory Tender Offer registration request with the CVM in order to launch, after its approval, a tender offer to acquire all of the remaining outstanding capital stock of Providência from the minority shareholders. As of June 30, 2015, the Mandatory Tender Offer was still under review by the CVM. Hence, the conditions for the launch of the Mandatory Tender Offer have not been met as of June 30, 2015. However, once the Mandatory Tender Offer is approved and launched, the minority shareholders will have the right, but not the obligation, to sell their remaining outstanding capital stock of Providência. Given such right of the minority shareholders, the Company determined that ASC 480 requires the noncontrolling interest to be presented as mezzanine equity on the Consolidated Balance Sheets and adjusted to its estimated maximum redemption amount at each balance sheet date.
Financial results of Providência are attributed to the minority shareholders based on their ownership percentage and accordingly disclosed in the Consolidated Statements of Comprehensive Income (Loss). Subsequent to the allocation of earnings, the carrying value is then adjusted to its redemption value as of each balance sheet date with a corresponding adjustment to additional paid-in capital.
A reconciliation of the redeemable noncontrolling interest is as follows:

In thousands	2015
December 31, 2014	$89,181
Comprehensive income (loss) attributable to redeemable noncontrolling interest	(6,873)
Periodic adjustment to redemption value, net of currency adjustment	(178)
June 30, 2015	$82,130
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
Note 15.  Equity
In connection with the closing of the Merger on January 28, 2011, Blackstone, along with certain members of the Company's management, contributed $259.9 million (the "Initial Capital") through the purchase of Holdings. As consideration for the Initial Capital, the Company issued a total of 259,865 shares of common stock, with a par value of $0.01 per share. Simultaneously, all prior existing shares of AVINTIV Specialty Materials Inc's common and preferred stock were canceled and converted into the right to redeem for a portion of the merger consideration. As a result of the Merger, AVINTIV Acquisition Corporation owns 100% of the Company's issued and outstanding common stock.

Common Stock
The authorized share capital of the Company is $10, consisting of 1,000 shares, par value $0.01 per share. The Company did not pay any dividends since the Merger and intends to retain future earnings, if any, to finance the further expansion and continued growth of the business. In addition, indebtedness obligations limit certain restricted payments, which include dividends payable in cash, unless certain conditions are met.
Additional Paid-in-Capital
In accordance with push-down accounting, the basis in the Initial Capital has been pushed down from Holdings to the Company. Amounts related to Blackstone and certain board members are recorded in Additional paid-in capital. The remaining portion, related to certain members of the Company's management, was recorded in Other noncurrent liabilities as they contained a three-year call option feature which specifies that the employer can repurchase the shares at the original purchase price (or less) if the employee terminates within the specified time period. Upon the expiration of the three-year call option, associated amounts were no longer considered a liability and recorded in Additional paid-in capital. Subsequent to January 28, 2011, certain members of the Company's management and certain board members purchased common stock of Holdings. In addition, the Company has repurchased common stock from former employees. At June 30, 2015, the net amount purchased was $2.1 million and accordingly, the Company recorded the basis in these shares as additional paid-in capital or as a noncurrent liability, as necessary.
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
Accumulated Other Comprehensive Income (Loss)
The changes in Accumulated other comprehensive income (loss) by component are as follows:

In thousands	Pension and Postretirement Benefit Plans	Cumulative Translation Adjustments	Total
December 31, 2014	$(30,959)	$(28,205)	$(59,164)
Other comprehensive income (loss) before reclassifications	(179)	(14,451)	(14,630)
Amounts reclassified out of accumulated comprehensive income (loss)	179	—	179
Net current period other comprehensive income (loss)	—	(14,451)	(14,451)
June 30, 2015	$(30,959)	$(42,656)	$(73,615)
Amounts presented in Other comprehensive income (loss) before reclassifications are net of tax. For the six months ended June 30, 2015, the Company did not record any income tax expense for pension and postretirement benefit plans and cumulative translation adjustments.
Amounts reclassified out of Accumulated other comprehensive income (loss) is as follows:

In thousands	Three Months Ended June 30, 2015	Three Months Ended June 28, 2014	Six Months Ended June 30, 2015	Six Months Ended June 28, 2014
Pension and other postretirement benefit plans:
Net amortization of actuarial gains (losses)	$89	$1	$180	$2
Curtailment / settlement gain (loss)	—	—	—	—
Total reclassifications, before tax	89	1	180	2
Income tax (provision) benefit	(1)	(1)	(1)	(2)
Total reclassifications, net of tax	$88	$—	$179	$—

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
A summary for each respective period is as follows:

In thousands	Three Months Ended June 30, 2015	Three Months Ended June 28, 2014	Six Months Ended June 30, 2015	Six Months Ended June 28, 2014
Restructuring and plant realignment costs	$2,275	$7,084	$3,283	$9,996
Acquisition and integration - Providência	1,099	12,449	2,192	14,880
Acquisition and integration - Fiberweb	1,366	4,446	3,182	7,480
Acquisition and integration - Dounor	397	—	821	—
Other charges	1,476	285	3,157	619
Total special charges, net	$6,613	$24,264	$12,635	$32,975
Restructuring and Plant Realignment Costs
The Company incurs costs associated with restructuring initiatives intended to result in improved operating performance, profitability and working capital levels. Actions associated with these initiatives include reducing headcount, improving manufacturing productivity, realignment of management structures, reducing corporate costs and rationalizing certain assets, businesses and employee benefit programs. Amounts incurred for the current and prior period primarily relate to cost improvement initiatives associated with the acquisition and integration of Fiberweb. In addition, the Company incurs costs associated with less significant ongoing restructuring initiatives resulting from the continuous evaluation of opportunities to optimize manufacturing facilities and manufacturing processes. Costs associated with these initiatives primarily relate to professional and consulting fees.
Acquisition and Integration - Providência
In association with the Providência Acquisition, the Company incurred direct acquisition costs associated with the transaction including investment banking, legal, accounting and other fees for professional services. Other costs included direct financing costs associated with both the Senior Unsecured Notes and the Incremental Amendment to the Term Loans. A majority of these costs have been capitalized as intangible assets on the Consolidated Balance Sheets as of the date of the Providência Acquisition. However, a portion related to the Incremental Term Loan were expensed as incurred. Costs incurred in the current period relate to integration activities and the Mandatory Tender Offer.
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
Acquisition and Integration - Dounor
In association with the acquisition of Dounor, the Company incurred direct acquisition costs associated with the transaction including investment banking, legal, accounting and other fees for professional services. Other costs included direct financing costs associated with the Second Incremental Amendment to the Term Loans. A portion of these costs have been capitalized as intangible assets on the Consolidated Balance Sheets as of the date of the acquisition. The remainder are recorded within Debt modification and extinguishment costs in the Consolidated Statements of Comprehensive Income (Loss).
Other Charges
In general, other charges consist primarily of expenses related to the Company’s pursuit of other business opportunities. The Company reviews its business operations on an ongoing basis in light of current and anticipated market conditions and other factors and, from time to time, may undertake certain actions in order to optimize overall business, performance or competitive position. To the extent any such decisions are made, the Company would likely incur costs associated with such actions, which could be material. Other charges also include various corporate-level initiatives and most recently, the relocation of the Nanhai, China manufacturing facility.
Restructuring Reserve
Amounts accrued for Restructuring and Plant Realignment costs are included in Accounts payable and accrued liabilities in the Consolidated Balance Sheets. Changes in the Company's reserves for the respective periods presented are as follows:

In thousands	North America	South America	Europe	Asia	Corporate	Total
December 31, 2014	$598	$1,145	$1,718	$39	$180	$3,680
Additions	247	5	2,976	60	(5)	3,283
Acquisitions	—	—	—	—	—	—
Cash payments	(586)	(325)	(2,146)	(110)	(173)	(3,340)
Adjustments	—	(77)	(18)	—	(3)	(98)
June 30, 2015	$259	$748	$2,530	$(11)	$(1)	$3,525
The Company accounts for its restructuring programs in accordance with ASC 712, "Compensation - Non-retirement Postemployment Benefits" ("ASC 712") and ASC 420, "Exit of Disposal Cost Obligations" ("ASC 420"). Costs incurred for the respective periods presented primarily consisted of employee separation and severance expenses. Programs in existence prior to the acquisition of Fiberweb are substantially complete as of June 30, 2015. As a result of the acquisition of Fiberweb, the Company has initiated a restructuring program to integrate and optimize the combined footprint. Total projected costs for these programs are expected to approximate $16.0 million and are substantially complete as of June 30, 2015. Cost incurred since the date of acquisition of Fiberweb total $13.4 million.

A summary of special charges by reportable segment is as follows:

In thousands	Restructuring and Plant Realignment Costs	Acquisition and Integration Costs	Other Special Charges	Total Special Charges, Net
For the three months ended June 30, 2015
North America	$(1)	$150	$105	$254
South America	20	290	4	314
Europe	2,193	669	1	2,863
Asia	60	—	890	950
Corporate	3	1,753	476	2,232
Total	$2,275	$2,862	$1,476	$6,613

For the three months ended June 28, 2014
North America	$579	$1,251	$182	$2,012
South America	94	15	—	109
Europe	6,417	219	(1)	6,635
Asia	(6)	11	35	40
Corporate	—	15,399	69	15,468
Total	$7,084	$16,895	$285	$24,264

For the six months ended June 30, 2015
North America	$247	$640	$176	$1,063
South America	5	517	4	526
Europe	2,976	894	(4)	3,866
Asia	60	—	2,083	2,143
Corporate	(5)	4,144	898	5,037
Total	$3,283	$6,195	$3,157	$12,635

For the six months ended June 28, 2014
North America	$782	$1,751	$355	$2,888
South America	151	24	—	175
Europe	9,045	824	—	9,869
Asia	—	11	135	146
Corporate	18	19,750	129	19,897
Total	$9,996	$22,360	$619	$32,975
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

Amounts associated with these components for the respective periods are as follows:

In thousands	Three Months Ended June 30, 2015	Three Months Ended June 28, 2014	Six Months Ended June 30, 2015	Six Months Ended June 28, 2014
Foreign currency gains (losses)	$(599)	$(4,656)	$337	$(6,582)
Other operating income (expense)	410	801	897	1,658
Total	$(189)	$(3,855)	$1,234	$(4,924)
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
Amounts associated with these components for the respective periods are as follows:

In thousands	Three Months Ended June 30, 2015	Three Months Ended June 28, 2014	Six Months Ended June 30, 2015	Six Months Ended June 28, 2014
Foreign currency gains (losses)	$2,163	$3,258	$(39,742)	$(2,142)
Other non-operating income (expense)	1,054	6,745	(964)	17,104
Total	$3,217	$10,003	$(40,706)	$14,962
On January 27, 2014, the Company entered into a series of financial instruments with a third-party financial institution used to minimize foreign exchange risk on the future consideration to be paid for the Providência Acquisition and the Mandatory Tender Offer. The primary financial instrument was related to the Providência Acquisition and consisted of a foreign exchange forward contract with an aggregate notional amount equal to the estimated purchase price. The remaining financial instruments currently outstanding relate to a series of foreign exchange call options that expire between 1 month and 4 years associated with the Mandatory Tender Offer and the deferred portion of the consideration paid for the Providência Acquisition. As the nature of these transactions are related to a non-operating notional amount, changes in fair value are included in other non-operating income (expense) in the respective period. The Company realized a gain of $22.4 million during the six months ended June 28, 2014 associated with the changes in fair value of these financial instruments. The amount associated with the remaining financial instruments recognized during the six months ended June 30, 2015 was a loss of $2.4 million.
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
At the Providência Acquisition Date, the Deferred Purchase Price was $47.9 million. If the Providência Tax Claims are resolved in the Company's favor, the Deferred Purchase Price will be paid to the selling shareholders. However, if the Company or Providência incur actual tax liability in respect to the Providência Tax Claims, the amount of Deferred Purchase Price owed to the selling shareholders will be reduced by the amount of such actual tax liability. At June 30, 2015, the remeasured and accreted balance of the Deferred Purchase Price was $38.1 million. Based on the Company's estimate, the resolution of the Providência Tax Claims is expected to take longer than a year. Refer to Note 4, "Acquisitions" for further information on the accounting of the Deferred Purchase Price and the Providência Tax Claims.
Redeemable Noncontrolling Interest
In connection with the Providência Acquisition, as required by Brazilian law, PGI Acquisition Company filed the Mandatory Tender Offer registration request with the CVM in order to launch, after its approval, a tender offer to acquire all of the remaining outstanding capital stock of Providência from the minority shareholders. As of June 30, 2015, the Mandatory Tender Offer was still under review by the CVM. Hence, the conditions for the launch of the Mandatory Tender Offer have not been met as of June 30, 2015. However, once the Mandatory Tender Offer is approved and launched, the minority shareholders will have the right, but not the obligation, to sell their remaining outstanding capital stock of Providência. Given such right of the minority shareholders, the Company determined that ASC 480 requires the noncontrolling interest to be presented as mezzanine equity on the Consolidated Balance Sheets and adjusted to its estimated maximum redemption amount at each balance sheet date. At June 30, 2015, the redemption value of the redeemable noncontrolling interest was $82.1 million. Refer to Note 14, "Redeemable Noncontrolling Interest" for further information on the accounting of the redeemable noncontrolling interest.
Financing Obligation
As a result of the Fiberweb Acquisition, the Company acquired a manufacturing facility in Old Hickory, Tennessee, the assets of which included a utility plant used to generate steam for use in its manufacturing process. Upon completion of its construction in 2011, the utility plant was sold to a unrelated third-party and subsequently leased back by Fiberweb for a period of 10 years. The Company has accounted for this transaction as a direct financing lease, recognizing the assets as part of property, plant and equipment and a related financing obligation as a long-term liability. Cash payments to the lessor are allocated between interest expense and amortization of the financing obligation. At the end of the lease term, the Company will recognize the sale of the utility plant, however, no gain or loss will be recognized as the financing obligation will equal the expected carrying value of the assets. At June 30, 2015, the outstanding balance of the financing obligation was $17.6 million, which is included in Other noncurrent liabilities in the Consolidated Balance Sheets.
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

Note 20.  Segment Information
The Company is a leading global innovator and manufacturer of specialty materials, primarily focused on the production of nonwoven products. The Company operates through four operating segments, which represent its four reportable segments: North America, South America, Europe and Asia, with the main source of revenue being the sales of primary and intermediate products to consumer and industrial markets. The Company has one major customer, Procter & Gamble, which accounts for approximately 11% of its business, the loss of which would have a material adverse impact on reported financial results. Sales to this customer are reported within each of the reportable segments.
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

Financial data by reportable segment is as follows:

In thousands	Three Months Ended June 30, 2015	Three Months Ended June 28, 2014	Six Months Ended June 30, 2015	Six Months Ended June 28, 2014
Net sales:
North America	$202,345	$195,425	$410,667	$388,723
South America	88,443	58,842	181,529	96,992
Europe	119,932	139,458	232,321	283,079
Asia	46,974	46,173	94,415	93,688
Total	$457,694	$439,898	$918,932	$862,482

Operating income (loss):
North America	$31,633	$22,976	$60,830	$40,758
South America	9,606	3,717	23,280	6,703
Europe	8,803	4,093	18,558	10,325
Asia	4,479	4,707	9,762	8,859
Unallocated Corporate	(15,312)	(16,838)	(31,729)	(30,091)
Eliminations	(49)	(93)	311	(130)
Subtotal	39,160	18,562	81,012	36,424
Special charges, net	(6,613)	(24,264)	(12,635)	(32,975)
Total	$32,547	$(5,702)	$68,377	$3,449

Depreciation and amortization expense:
North America	$12,726	$9,684	$25,403	$19,513
South America	5,802	2,819	11,647	4,772
Europe	4,872	7,900	8,872	13,786
Asia	5,697	5,524	11,218	11,096
Unallocated Corporate	1,087	(293)	1,645	48
Subtotal	30,184	25,634	58,785	49,215
Amortization of loan acquisition costs	1,586	1,274	3,240	2,300
Total	$31,770	$26,908	$62,025	$51,515

Capital spending:
North America	$10,830	$10,807	$14,277	$16,858
South America	1,846	1,525	2,648	3,734
Europe	5,405	1,512	8,512	4,021
Asia	(1,111)	4,884	2,357	7,484
Corporate	1,040	957	1,226	1,703
Total	$18,010	$19,685	$29,020	$33,800

In thousands	June 30, 2015	December 31, 2014
Division assets:
North America	$827,019	$819,133
South America	464,999	536,140
Europe	362,296	304,879
Asia	252,690	261,172
Corporate	84,440	113,849
Total	$1,991,444	$2,035,173
The Company serves customers focused on personal care, infection prevention and high performance solutions, where our products are critical components used in a broad array of consumer and commercial products. Products within each of these three applications are as follows:

•	Personal Care - Specialty materials used for hygiene, dryer sheets and personal wipes products

•	Infection Prevention - Specialty materials used for healthcare, filtration and disinfectant wipes products

•	High Performance Solutions - Specialty materials used for Building & Construction/Geosynthetics & Agriculture, industrial wipes, filtration, and various other applications
Net sales by key application is as follows:

In thousands	Three Months Ended June 30, 2015	Three Months Ended June 28, 2014	Six Months Ended June 30, 2015	Six Months Ended June 28, 2014
Personal Care	$227,527	$206,894	$462,756	$401,364
Infection Prevention	86,045	84,695	165,901	165,134
High Performance Solutions	144,122	148,309	290,275	295,984
Total	$457,694	$439,898	$918,932	$862,482
Note 21.  Certain Relationships and Related Party Transactions
In connection with the Merger, Holdings entered into a shareholders agreement (the “Shareholders Agreement”) with Blackstone and certain members of the Company's management. The Shareholders Agreement governs certain matters relating to ownership of Holdings, including with respect to the election of directors of our parent companies, restrictions on the issuance or transfer of shares, including tag-along rights and drag-along rights, other special corporate governance provisions and registration rights (including customary indemnification provisions). Each party to the Shareholders Agreement also agrees to vote all of its voting securities, whether at a shareholders meeting, or by written consent, in the manner which Blackstone directs, except that an employee shareholder shall not be required to vote in favor of any changes to the organizational documents of Holdings that would have a disproportionate adverse effect on the terms of such employee shareholder's shares of Common Stock relative to other shareholders. Each employee shareholder also grants to the Chief Executive Officer of Holdings a proxy to vote all of the securities owned by such employee shareholder in the manner described in the preceding sentence. As of June 30, 2015, the Board of Directors of the Company includes one Blackstone member, five outside members and the Company’s Chief Executive Officer as an employee director. Furthermore, Blackstone has the power to designate all of the members of the Board of Directors of the Company and the right to remove any or all directors that it appoints, with or without cause.
Advisory Agreement
Upon the completion of the Merger, the Company became subject to a transaction and fee advisory agreement (“Advisory Services Agreement”) with Blackstone Management Partners V L.L.C. (“BMP”), an affiliate of Blackstone. Under the Advisory Services Agreement, BMP (including through its affiliates) has agreed to provide certain monitoring, advisory and consulting services for an annual non-refundable advisory fee, to be paid at the beginning of each fiscal year, equal to the greater of (i) $3.0 million or (ii) 2.0% of the Company’s consolidated EBITDA (as defined under the credit agreement governing our ABL Facility) for the immediately preceding fiscal year. The amount of such fee shall be initially paid based on the Company’s then most current estimate of the Company’s projected EBITDA amount for the fiscal year immediately preceding the date upon which the advisory fee is paid. After completion of the fiscal year to which the fee relates and following the availability of audited financial statements for such period, the parties will recalculate the amount of such fee based on the actual consolidated EBITDA for such period and the Company or BMP, as applicable, shall adjust such payment as necessary based on the recalculated amount. Since the Merger until fiscal 2014, the Company's advisory fee has been $3.0 million, which is paid at the beginning of each year. However, as a result of actual Consolidated EBITDA for the fiscal year ended December 31, 2014, the Company's advisory fee was adjusted to $5.2 million and was paid in December 2014. The amount is included in Selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss) in their respective periods.
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
Note 22.  Financial Guarantees and Condensed Consolidating Financial Statements
AVINTIV Specialty Materials Inc’s. (the "Issuer") Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally on a senior secured basis, by each of the Issuer's 100% owned domestic subsidiaries (collectively, the “Guarantors”). As substantially all of the Issuer's operating income and cash flow is generated by its subsidiaries, funds necessary to meet the Issuer's debt service obligations may be provided, in part, by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of the Issuer's subsidiaries, could limit the Issuer's ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the Senior Secured Notes. Although holders of the Senior Secured Notes will be direct creditors of the Issuer's principal direct subsidiaries by virtue of the guarantees, the Issuer has subsidiaries that are not included among the Guarantors (collectively, the “Non-Guarantors”), and such subsidiaries will not be obligated with respect to the Senior Secured Notes. As a result, the claims of creditors of the Non-Guarantors will effectively have priority with respect to the assets and earnings of such companies over the claims of creditors of the Issuer, including the holders of the Senior Secured Notes.
The following Condensed Consolidating Financial Statements are presented to satisfy the disclosure requirements of Rule 3-10 of Regulation S-X. In accordance with Rule 3-10, the subsidiary guarantors are all 100% owned by the Issuer. The guarantees on the Senior Secured Notes are full and unconditional and all guarantees are joint and several. The information presents Condensed Consolidating Balance Sheets as of June 30, 2015 and December 31, 2014, Condensed Consolidating Statements of Comprehensive

Income (Loss) for the three months ended June 30, 2015 and June 28, 2014, and Condensed Consolidating Statements of Cash Flows for the three months ended June 30, 2015 and June 28, 2014 of (1) the Issuer, (2) the Guarantors, (3) the Non-Guarantors and (4) consolidating eliminations to arrive at the information for the Company on a consolidated basis.

Condensed Consolidating Balance Sheet
As of June 30, 2015

In thousands	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$153	$116,870	$70,228	$—	$187,251
Accounts receivable, net	—	47,929	203,089	—	251,018
Inventories, net	—	45,901	103,681	—	149,582
Deferred income taxes	—	258	14,831	(3,231)	11,858
Other current assets	15,664	12,730	52,762	—	81,156
Total current assets	15,817	223,688	444,591	(3,231)	680,865
Property, plant and equipment, net	6,011	202,011	646,865	—	854,887
Goodwill	—	55,999	162,862	—	218,861
Intangible assets, net	28,586	114,907	39,080	—	182,573
Net investment in and advances to (from) subsidiaries	1,472,392	462,664	(843,916)	(1,091,140)	—
Deferred income taxes	2,315	—	18,343	(3,158)	17,500
Other noncurrent assets	279	7,367	29,112	—	36,758
Total assets	$1,525,400	$1,066,636	$496,937	$(1,097,529)	$1,991,444
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$977	$—	$35,784	$—	$36,761
Accounts payable and accrued liabilities	30,029	51,662	190,207	—	271,898
Income taxes payable	52	1,371	8,091	—	9,514
Deferred income taxes	2,896	1,148	10,214	(5,465)	8,793
Current portion of long-term debt	9,976	—	21,803	—	31,779
Total current liabilities	43,930	54,181	266,099	(5,465)	358,745
Long-term debt	1,485,511	—	1,184	—	1,486,695
Deferred income taxes	—	10,728	40,287	(923)	50,092
Other noncurrent liabilities	256	35,445	64,119	—	99,820
Total liabilities	1,529,697	100,354	371,689	(6,388)	1,995,352
Redeemable noncontrolling interest	82,130	—	—	—	82,130
Common stock	—	—	16,966	(16,966)	—
AVINTIV shareholders’ equity (deficit)	(86,427)	966,282	107,893	(1,074,175)	(86,427)
Noncontrolling interest	—	—	389	—	389
Total equity (deficit)	(86,427)	966,282	125,248	(1,091,141)	(86,038)
Total liabilities and equity	$1,525,400	$1,066,636	$496,937	$(1,097,529)	$1,991,444

Condensed Consolidating Balance Sheet
As of December 31, 2014

In thousands	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$34,720	$76,744	$67,027	$—	$178,491
Accounts receivable, net	—	39,504	208,223	—	247,727
Inventories, net	—	54,044	120,775	(1,118)	173,701
Deferred income taxes	—	3,279	16,523	(3,026)	16,776
Other current assets	10,465	19,250	59,406	—	89,121
Total current assets	45,185	192,821	471,954	(4,144)	705,816
Property, plant and equipment, net	5,445	204,800	659,985	—	870,230
Goodwill	—	55,999	164,555	—	220,554
Intangible assets, net	34,529	118,283	26,099	—	178,911
Net investment in and advances to (from) subsidiaries	1,437,946	494,906	(811,794)	(1,121,058)	—
Deferred income taxes	1,578	—	18,232	(1,579)	18,231
Other noncurrent assets	285	7,111	34,035	—	41,431
Total assets	$1,524,968	$1,073,920	$563,066	$(1,126,781)	$2,035,173
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$405	$—	$17,260	$—	$17,665
Accounts payable and accrued liabilities	39,529	64,552	217,232	—	321,313
Income taxes payable	223	2,986	6,427	—	9,636
Deferred income taxes	2,322	—	10,216	(2,321)	10,217
Current portion of long-term debt	7,143	—	24,749	—	31,892
Total current liabilities	49,622	67,538	275,884	(2,321)	390,723
Long-term debt	1,410,059	—	23,224	—	1,433,283
Deferred income taxes	—	14,897	23,760	(2,434)	36,223
Other noncurrent liabilities	461	36,839	72,264	—	109,564
Total liabilities	1,460,142	119,274	395,132	(4,755)	1,969,793
Redeemable noncontrolling interest	89,181	—	—	—	89,181
Common stock	—	—	16,966	(16,966)	—
AVINTIV shareholders’ equity (deficit)	(24,355)	954,646	150,414	(1,105,060)	(24,355)
Noncontrolling interest	—	—	554	—	554
Total equity (deficit)	(24,355)	954,646	167,934	(1,122,026)	(23,801)
Total liabilities and equity	$1,524,968	$1,073,920	$563,066	$(1,126,781)	$2,035,173

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended June 30, 2015

In thousands	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$140,017	$325,305	$(7,628)	$457,694
Cost of goods sold	—	(105,334)	(254,464)	7,628	(352,170)
Gross profit	—	34,683	70,841	—	105,524
Selling, general and administrative expenses	(15,278)	(13,484)	(37,413)	—	(66,175)
Special charges, net	(2,142)	(129)	(4,342)	—	(6,613)
Other operating, net	(44)	(72)	(73)	—	(189)
Operating income (loss)	(17,464)	20,998	29,013	—	32,547
Other income (expense):
Interest expense	(20,867)	3,906	(10,050)	—	(27,011)
Debt modification and extinguishment costs	(13,004)	—	—	—	(13,004)
Intercompany royalty and technical service fees	1,947	1,430	(3,377)	—	—
Foreign currency and other, net	526	1,733	958	—	3,217
Equity in earnings of subsidiaries	38,282	13,600	—	(51,882)	—
Income (loss) before income taxes	(10,580)	41,667	16,544	(51,882)	(4,251)
Income tax (provision) benefit	1,836	(3,378)	(1,775)	—	(3,317)
Net income (loss)	(8,744)	38,289	14,769	(51,882)	(7,568)
Less: Earnings attributable to noncontrolling interest and redeemable noncontrolling interest	—	—	1,176	—	1,176
Net income (loss) attributable to AVINTIV	$(8,744)	$38,289	$13,593	$(51,882)	$(8,744)
Comprehensive income (loss) attributable to AVINTIV	$5,483	$52,559	$24,103	$(76,662)	$5,483

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended June 28, 2014

In thousands	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$147,350	$308,021	$(15,473)	$439,898
Cost of goods sold	(93)	(114,025)	(254,667)	15,473	(353,312)
Gross profit	(93)	33,325	53,354	—	86,586
Selling, general and administrative expenses	(12,101)	(14,909)	(37,159)	—	(64,169)
Special charges, net	(14,972)	(1,681)	(7,611)	—	(24,264)
Other operating, net	—	509	(4,364)	—	(3,855)
Operating income (loss)	(27,166)	17,244	4,220	—	(5,702)
Other income (expense):
Interest expense	(13,487)	(482)	(6,948)	—	(20,917)
Debt modification and extinguishment costs	(10,738)	—	—		(10,738)
Intercompany royalty and technical service fees	(9,893)	1,140	8,753	—	—
Foreign currency and other, net	12,117	(678)	(1,436)	—	10,003
Equity in earnings of subsidiaries	26,163	(1,712)	—	(24,451)	—
Income (loss) before income taxes	(23,004)	15,512	4,589	(24,451)	(27,354)
Income tax (provision) benefit	3,340	(671)	2,744	—	5,413
Net income (loss)	(19,664)	14,841	7,333	(24,451)	(21,941)
Less: Earnings attributable to noncontrolling interest and redeemable noncontrolling interest	—	—	(2,277)	—	(2,277)
Net income (loss) attributable to AVINTIV	$(19,664)	$14,841	$9,610	$(24,451)	$(19,664)
Comprehensive income (loss) attributable to AVINTIV	$(17,661)	$17,046	$12,561	$(29,607)	$(17,661)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Six Months Ended June 30, 2015

In thousands	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$281,817	$653,080	$(15,965)	$918,932
Cost of goods sold	—	(214,103)	(509,852)	15,965	(707,990)
Gross profit	—	67,714	143,228	—	210,942
Selling, general and administrative expenses	(31,270)	(26,690)	(73,204)	—	(131,164)
Special charges, net	(4,824)	(867)	(6,944)	—	(12,635)
Other operating, net	220	(637)	1,651	—	1,234
Operating income (loss)	(35,874)	39,520	64,731	—	68,377
Other income (expense):
Interest expense	(37,118)	2,008	(19,534)	—	(54,644)
Debt modification and extinguishment costs	(13,004)	—	—	—	(13,004)
Intercompany royalty and technical service fees	4,052	2,989	(7,041)	—	—
Foreign currency and other, net	(2,361)	2,611	(40,956)	—	(40,706)
Equity in earnings of subsidiaries	30,311	(9,985)	—	(20,326)	—
Income (loss) before income taxes	(53,994)	37,143	(2,800)	(20,326)	(39,977)
Income tax (provision) benefit	5,292	(7,190)	(5,967)	—	(7,865)
Net income (loss)	(48,702)	29,953	(8,767)	(20,326)	(47,842)
Less: Earnings attributable to noncontrolling and redeemable noncontrolling interest	—	—	860	—	860
Net income (loss) attributable to AVINTIV	$(48,702)	$29,953	$(9,627)	$(20,326)	$(48,702)
Comprehensive income (loss) attributable to AVINTIV	$(63,153)	$15,194	$(15,318)	$124	$(63,153)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Six Months Ended June 28, 2014

In thousands	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$296,246	$594,687	$(28,451)	$862,482
Cost of goods sold	(130)	(236,612)	(493,140)	28,451	(701,431)
Gross profit	(130)	59,634	101,547	—	161,051
Selling, general and administrative expenses	(23,030)	(28,460)	(68,213)	—	(119,703)
Special charges, net	(18,937)	(2,214)	(11,824)	—	(32,975)
Other operating, net	11	299	(5,234)	—	(4,924)
Operating income (loss)	(42,086)	29,259	16,276	—	3,449
Other income (expense):
Interest expense	(33,418)	6,601	(12,006)	—	(38,823)
Debt modification and extinguishment costs	(10,738)	—	—	—	(10,738)
Intercompany royalty and technical service fees	(7,198)	2,793	4,405	—	—
Foreign currency and other, net	22,916	(125)	(7,829)	—	14,962
Equity in earnings of subsidiaries	34,449	(10,138)	—	(24,311)	—
Income (loss) before income taxes	(36,075)	28,390	846	(24,311)	(31,150)
Income tax (provision) benefit	6,931	(5,586)	(1,632)	—	(287)
Net income (loss)	(29,144)	22,804	(786)	(24,311)	(31,437)
Less: Earnings attributable to noncontrolling interest and redeemable noncontrolling interest	—	—	(2,293)	—	(2,293)
Net income (loss) attributable to AVINTIV	$(29,144)	$22,804	$1,507	$(24,311)	$(29,144)
Comprehensive income (loss) attributable to AVINTIV	$(25,454)	$26,507	$6,502	$(33,009)	$(25,454)

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2015

In thousands	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(112,038)	$36,337	$106,783	$—	$31,082
Investing activities:
Purchases of property, plant and equipment	(1,226)	(12,748)	(15,046)	—	(29,020)
Proceeds from the sale of assets	—	940	3,099	—	4,039
Acquisition of intangibles and other	(411)	—	—	—	(411)
Acquisitions, net of cash acquired	—	—	(58,158)	—	(58,158)
Intercompany investing activities, net	11,465	26,412	—	(37,877)	—
Net cash provided by (used in) investing activities	9,828	14,604	(70,105)	(37,877)	(83,550)
Financing activities:
Proceeds from long-term borrowings	282,293	—	15	—	282,308
Proceeds from short-term borrowings	1,157	—	36,410	—	37,567
Repayment of long-term borrowings	(204,201)	—	(21,826)	—	(226,027)
Repayment of short-term borrowings	(585)	—	(17,050)	—	(17,635)
Loan acquisition costs	(3,271)	—	—	—	(3,271)
Debt modification and extinguishment costs	(7,750)	—	—	—	(7,750)
Intercompany financing activities, net	—	(10,815)	(27,062)	37,877	—
Net cash provided by (used in) financing activities	67,643	(10,815)	(29,513)	37,877	65,192
Effect of exchange rate changes on cash	—	—	(3,964)	—	(3,964)
Net change in cash and cash equivalents	(34,567)	40,126	3,201	—	8,760
Cash and cash equivalents at beginning of period	34,720	76,744	67,027	—	178,491
Cash and cash equivalents at end of period	$153	$116,870	$70,228	$—	$187,251

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 28, 2014

In thousands	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$195,187	$148,994	$(333,947)	$—	$10,234
Investing activities:
Purchases of property, plant and equipment	(1,703)	(16,422)	(15,675)	—	(33,800)
Proceeds from the sale of assets	—	—	47	—	47
Acquisition of intangibles and other	(124)	—	—	—	(124)
Acquisitions, net of cash acquired	(356,281)	—	—	—	(356,281)
Intercompany investing activities, net	(372,158)	(399,794)	(6,450)	778,402	—
Net cash provided by (used in) investing activities	(730,266)	(416,216)	(22,078)	778,402	(390,158)
Financing activities:
Proceeds from long-term borrowings	523,000	—	152	—	523,152
Proceeds from short-term borrowings	1,265	—	16,156	—	17,421
Repayment of long-term borrowings	(3,808)	—	(4,049)	—	(7,857)
Repayment of short-term borrowings	(956)	—	(4,893)	—	(5,849)
Loan acquisition costs	(21,312)	—	—	—	(21,312)
Intercompany financing activities, net	35,118	375,578	367,706	(778,402)	—
Net cash provided by (used in) financing activities	533,307	375,578	375,072	(778,402)	505,555
Effect of exchange rate changes on cash	—	—	(499)	—	(499)
Net change in cash and cash equivalents	(1,772)	108,356	18,548	—	125,132
Cash and cash equivalents at beginning of period	2,068	13,103	70,893	—	86,064
Cash and cash equivalents at end of period	$296	$121,459	$89,441	$—	$211,196

Note 23.  Subsequent Events
In accordance with the equipment lease agreement associated with the Company's spunmelt manufacturing line constructed in Waynesboro, Virginia during 2011, the Company has the right to acquire the leased equipment for a stated amount in the contract at two specific dates during the lease term. At either date, the Company has the option to purchase all (but not less than all) of the lease assets for an amount equal to the greater of: (i) the stated percentage of the lease amount along with all rent, taxes and other amounts due under the lease through the early buy-out date; and (ii) the then fair market value of the leased equipment. On July 22, 2015, the Company exercised its right under the agreement and notified the lessor of its intention to acquire the leased assets. Per the agreement, the early buy-out cost was determined to be $32.7 million (the then fair market value of the leased equipment) which will be paid during the fourth quarter of 2015.
On July 31, 2015, Holdings announced that it had entered into a merger agreement pursuant to which a subsidiary of Berry Plastics Group, Inc. (“Berry Plastics”) would merge with and into AVINTIV Inc., with AVINTIV Inc. surviving the merger.  The merger consideration is approximately $2.45 billion in cash on a debt-free, cash-free basis. The proposed transaction, which is subject to customary closing conditions, is expected to close by the end of calendar year 2015. Berry, a company traded on the New York Stock Exchange, is a leading global manufacturer and marketer of value-added plastic consumer packaging and engineered materials. Headquartered in Evansville, Indiana, they serve over 13,000 customers, ranging from large multinational corporations to small local businesses.

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
The terms "AVINTIV," "the Company," "we," "us," and "our" and similar terms in this Report on Form 10-Q refer to AVINTIV Specialty Materials Inc. (formerly Polymer Group, Inc.) and its consolidated subsidiaries. The term "Parent" as used within this Report on Form 10-Q refers to AVINTIV Acquisition Corporation, a Delaware corporation that owns 100% of the issued and outstanding capital stock of AVINTIV Specialty Materials Inc. The term "Holdings" as used within this Report on Form 10-Q refers to AVINTIV, Inc., a Delaware corporation that owns 100% of the Parent.
Overview
We are a leading global innovator and manufacturer of specialty materials for use in a broad range of products that make the world safer, cleaner and healthier. We design and manufacture versatile high performance materials that can be engineered to possess specific value-added characteristics including absorbency, tensile strength, softness and barrier properties. We serve customers focused on personal care, infection prevention, and high performance solutions, where our products are critical components used in a broad array of consumer and commercial products. For personal care applications, we supply specialty materials essential to the performance and feel of disposable baby diapers, feminine hygiene products, adult incontinence products, personal wipes and fabric softening dryer sheets. For infection prevention applications, our materials are utilized in products designed to ensure a clean environment, including disinfectant wipes, surgical gowns and drapes, face masks, wound care sponges, and water, air and blood filters. For high performance solutions, we supply protective house wrap, industrial cable wrap, construction and agricultural geosynthetics, as well as components for home and bedding products, industrial cleaning wipes, and various other applications.
Over the past five years, we have undertaken a series of investments and acquisitions that have expanded our global presence, increased our product portfolio and broadened our technology base. As a result, we have one of the largest global platforms in the industry with 23 manufacturing and converting facilities located in 14 countries, including a significant presence in high-growth emerging markets such as South America and Asia. Our manufacturing facilities are strategically located near the production facilities of many of our key customers in order to increase our effectiveness in addressing regional demand for our products, many of which do not ship economically over long distances. We believe our global capabilities is a competitive advantage in serving our multi-national, blue-chip customers.
Our Industry
We compete primarily in the global specialty materials industry, which was estimated to be worth approximately $35 billion in 2014. Nonwovens are broadly defined as engineered sheet or web structures, made from polymers and/or natural fibers that are bonded together by entangling fiber or filaments mechanically, thermally or chemically. They are flat sheets that are made directly from separate fibers or from molten plastic or plastic film. By definition, they are not made by weaving or knitting and do not require converting the fibers to yarn.
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
The global nonwoven fabrics industry is highly fragmented with many single-site and regional participants and only a few true global players. Going forward, we believe the global market will continue to be driven by:

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
Recent Developments
Dounor Acquisition
On March 25, 2015, we announced that PGI France Holdings SAS, a wholly-owned subsidiary of the Company, entered into an agreement to acquire Dounor SAS. (“Dounor”) for a purchase price of $59.6 million. The acquisition was completed on April 17, 2015 and funded through our Senior Secured Credit Agreement, as amended. Located in France, Dounor is a manufacturer of specialty materials used in the hygiene, healthcare and industrial applications. On March 27, 2015, we entered into a foreign exchange call option with a third-party financial institution used to minimize the foreign exchange risk on the future consideration to be paid for the acquisition of Dounor (the "Dounor Contract"). The Dounor Contract allows us to purchase a fixed amount of Euros in the future at a specified U.S. Dollar rate. Upon consummation of the acquisition, we did not exercise our right under the call option to purchase the required Euros at the rate specified in the contract due to the strengthening of the U.S. Dollar. As a result, the call option expired and the contract was canceled.
On July 31, 2015, AVINTIV Inc., our parent company, announced that it had entered into a merger agreement pursuant to which a subsidiary of Berry Plastics Group, Inc. (“Berry Plastics”) would merge with and into AVINTIV Inc., with AVINTIV Inc. surviving the merger.  The merger consideration is approximately $2.45 billion in cash on a debt-free, cash-free basis. The proposed transaction, which is subject to customary closing conditions, is expected to close by the end of calendar year 2015. Berry, a company traded on the New York Stock Exchange, is a leading global manufacturer and marketer of value-added plastic consumer packaging and engineered materials. Headquartered in Evansville, Indiana, they serve over 13,000 customers, ranging from large multinational corporations to small local businesses.
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
On January 27, 2014, we announced that PGI Polímeros do Brazil, a Brazilian corporation and wholly-owned subsidiary of the Company ("PGI Acquisition Company"), entered into a Stock Purchase Agreement with Companhia Providência Indústria e Comércio, a Brazilian corporation ("Providência") and certain shareholders named therein. Pursuant to the terms and subject to the conditions of the Stock Purchase Agreement, PGI Acquisition Company agreed to acquire a 71.25% controlling interest in Providência (the “Providência Acquisition”). The Providência Acquisition was completed on June 11, 2014 (the "Providência Acquisition Date"). As a result, the financial results of Providência have been included since the Providência Acquisition Date. In addition, we announced that PGI France Holdings SAS, a wholly-owned subsidiary of the Company, entered into an agreement to acquire Dounor on March 25, 2015. The acquisition was completed on April 17, 2015 (the "Dounor Acquisition Date"). As a result, the financial results of Dounor have been included since the Dounor Acquisition Date.
Our sales are impacted by our selling prices, which are influenced by the cost of raw material inputs. Historically, changes in input costs have generally been passed through to customers either by contractual mechanisms or business practices. This can result in significant increases in total net sales during periods of sustained raw material cost increases as well as significant declines in net sales during periods of raw material cost declines. As a result, financial statement items that use percentage of net sales as an economic indicator are influenced by the changes in our selling prices. In general, average prices for polypropylene resin and other raw material prices modestly trended upwards during the majority of 2014, negatively impacting our results. However, the decline in raw material prices we experienced during the first four months of 2015 has now begun to reverse in recent months. As a result, we continue to operate in a volatile raw material environment.
In addition, our financial results are affected to a certain extent by changes in foreign currency exchange rates in the various countries in which our products are manufactured or sold.  Our acquisitions of Fiberweb Limited (formerly Fiberweb plc) and Providência have significant foreign operations which increased our exposure to the volatility of the Euro and the Brazilian Real, respectively. In general, the financial results of our foreign subsidiaries can fluctuate as the respective local currencies weaken or strengthen against the U.S. dollar, the Company’s reporting currency.

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 28, 2014
The following table sets forth the period change for each category of the Statement of Comprehensive Income (Loss) for the three months ended June 30, 2015 as compared to the three months ended June 28, 2014, as well as each category as a percentage of net sales:

				Percentage of Net Sales for the Respective Period End
In thousands	Three Months Ended June 30, 2015	Three Months Ended June 28, 2014	Period Change Favorable (Unfavorable)	June 30, 2015	June 28, 2014
Net sales	$457,694	$439,898	$17,796	100.0%	100.0%
Cost of goods sold	(352,170)	(353,312)	1,142	76.9%	80.3%
Gross profit	105,524	86,586	18,938	23.1%	19.7%
Selling, general and administrative expenses	(66,175)	(64,169)	(2,006)	14.5%	14.6%
Special charges, net	(6,613)	(24,264)	17,651	1.4%	5.5%
Other operating, net	(189)	(3,855)	3,666	—%	0.9%
Operating income (loss)	32,547	(5,702)	38,249	7.1%	(1.3)%
Other income (expense):
Interest expense	(27,011)	(20,917)	(6,094)	5.9%	4.8%
Debt modification and extinguishment costs	(13,004)	(10,738)	(2,266)	2.8%	2.4%
Foreign currency and other, net	3,217	10,003	(6,786)	(0.7)%	(2.3)%
Income (loss) before income taxes	(4,251)	(27,354)	23,103	(0.9)%	(6.2)%
Income tax (provision) benefit	(3,317)	5,413	(8,730)	0.7%	(1.2)%
Net income (loss)	(7,568)	(21,941)	14,373	(1.7)%	(5.0)%
Less: Earnings attributable to noncontrolling interest and redeemable noncontrolling interest	1,176	(2,277)	3,453	(0.3)%	0.5%
Net income (loss) attributable to AVINTIV	$(8,744)	$(19,664)	$10,920	(1.9)%	(4.5)%
Volumes
Volumes sold for the three months ended June 30, 2015 were 130.5 thousand metric tons ("kMT"), a 28.5 kMT increase compared with the three months ended June 28, 2014. A reconciliation presenting the components of the period change by each of our reportable segments is as follows:

In kMT	North America	South America	Europe	Asia	Total
Second quarter - 2014	45.0	14.9	29.7	12.4	102.0
Changes due to:
Volume	2.3	0.7	(3.3)	1.5	1.2
Acquisitions	6.4	13.1	7.8	—	27.3
Sub-total	8.7	13.8	4.5	1.5	28.5
Second quarter - 2015	53.7	28.7	34.2	13.9	130.5
Net Sales
Net sales for the three months ended June 30, 2015 were $457.7 million, a $17.8 million increase compared with the three months ended June 28, 2014. A reconciliation presenting the components of the period change by each of our reportable segments is as follows:

In millions	North America	South America	Europe	Asia	Total
Second quarter - 2014	$195.4	$58.8	$139.5	$46.2	$439.9
Changes due to:
Volume	9.8	2.5	(15.4)	5.5	2.4
Acquisitions	15.8	31.8	18.0	—	65.6
Price/product mix	(16.0)	(4.7)	(1.1)	(4.6)	(26.4)
Currency translation	(2.7)	—	(21.0)	(0.1)	(23.8)
Sub-total	6.9	29.6	(19.5)	0.8	17.8
Second quarter - 2015	$202.3	$88.4	$120.0	$47.0	$457.7
For the three months ended June 30, 2015, higher volume-related activity increased net sales by $68.0 million compared with the three months ended June 28, 2014. The primary driver of the increase related to our acquisition of Providência, which provided $47.6 million of incremental net sales during the current period. Their results reflected a return to normalized operations from the line shutdowns that occurred prior to the June 11, 2014 acquisition date. The acquisition of Dounor added $18.0 million of net sales since its acquisition date. Excluding acquisitions, incremental volume increased net sales by $2.4 million as improvements were realized across all regions except Europe. Continued strong demand in the hygiene, wipes and technical specialties markets enabled North America to mitigate weather impacts in the construction markets and the closure of a manufacturing facility. Improvements in the hygiene markets and a recent manufacturing line upgrade helped provide $2.5 million of incremental sales from volume growth in South America. Softer volumes impacted the healthcare and technical specialty markets in the region. A reduction in volume in Europe, primarily driven by lower sales into the hygiene and industrial markets, lowered net sales by $15.4 million. In addition, the volume reductions in Europe also reflected the consolidation of our manufacturing facilities in Germany in connection with the exit of the European roofing business during 2014. In Asia, improvements were driven by increased hygiene sales volumes.
For the three months ended June 30, 2015, the impacts of net selling prices/product mix lowered net sales by $26.4 million compared with the three months ended June 28, 2014. The decrease, which was primarily driven by our passing through lower raw material costs associated with index-based selling agreements, impacted both North America and South America. In addition, lower sales prices associated with lower raw material costs were partially offset by positive contributions from product mix movements and other underlying price increases. Combined, these factors had a $20.7 million impact on net sales. Results in Asia were impacted by a higher proportion of sales in the hygiene markets compared with the healthcare markets, which have higher average selling prices. Other factors that contributed to the $4.6 million decrease included increased activity in the secondary markets and a competitive pricing environment. Unfavorable product mix movements in Europe more than offset price improvement initiatives implemented across the region.
Gross Profit
Gross profit for the three months ended June 30, 2015 was $105.5 million, a $18.9 million increase compared with the three months ended June 28, 2014. The primary driver of the increase related to the contributions from Providência, which represented an incremental $11.4 million for the period. The acquisition of Dounor provided an additional $2.9 million since its acquisition date. In addition, improved spreads as a result of favorable raw material trends in the current period provided year-over-year improvements in North America and South America. Another factor that contributed to the increase in gross profit was a reduction in our overhead component of cost of goods sold. The reduction was a result of the benefits of cost reduction initiatives implemented during the prior year, including the benefits from acquisition integration initiatives, as well as manufacturing efficiencies. These amounts were partially offset by the consolidation of our manufacturing facilities in Germany in connection with the exit of the European roofing business during 2014 and unfavorable product mix movements. As a result, gross profit as a percentage of net sales for the three months ended June 30, 2015 increased to 23.1% from 19.7% for the three months ended June 28, 2014.
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
Operating Income (Loss)

Operating income for the three months ended June 30, 2015 was $32.5 million, a $38.2 million increase compared with the three months ended June 28, 2014. A reconciliation presenting the components of the period change by each of our operating divisions is as follows:

In millions	North America	South America	Europe	Asia	Corporate/ Other	Total
Second quarter - 2014	$23.0	$3.7	$4.1	$4.7	$(41.2)	$(5.7)
Changes due to:
Volume	2.6	0.5	(3.8)	1.5	—	0.8
Acquisitions	4.9	0.4	0.2	—	—	5.5
Price/product mix	(17.1)	(6.0)	(5.3)	(11.3)	—	(39.7)
Raw material cost	20.0	6.8	6.6	7.7	—	41.1
Manufacturing costs	(2.8)	1.0	3.3	2.5	—	4.0
Currency translation	0.1	1.4	(1.8)	0.1	5.4	5.2
Depreciation and amortization	(1.5)	(0.3)	4.0	(0.2)	(1.4)	0.6
Purchase accounting	1.5	2.3	0.6	—	—	4.4
Special charges	—	—	—	—	17.7	17.7
All other	0.9	(0.2)	0.9	(0.5)	(2.5)	(1.4)
Sub-total	8.6	5.9	4.7	(0.2)	19.2	38.2
Second quarter - 2015	$31.6	$9.6	$8.8	$4.5	$(22.0)	$32.5
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended June 30, 2015 were $66.2 million, a $2.0 million increase compared with the three months ended June 28, 2014. The increase was primarily related to the inclusion of Dounor since their acquisition date, which added an additional $2.0 million for the period. In addition, incremental costs associated with Providência totaled $1.5 million for the period. Other selling, general and administrative expenses decreased $1.5 million compared to the prior year. Factors that contributed to the decrease included lower costs for freight, a result of exiting the European roofing business during 2014 and an increase in local sales in South America. In addition, we realized lower sales and marketing expenses primarily as a result of the integration of Fiberweb. These amounts were partially offset by higher employee-related expenses as well as increased Blackstone-related management fees and costs related to third-party fees and expenses. Selling, general and administrative expenses as a percentage of net sales decreased to 14.5% for the three months ended June 30, 2015 from 14.6% for the three months ended June 28, 2014.
Special Charges, net
Consistent with our past business strategy, we periodically incur costs related to corporate-level decisions or Board of Director actions. These actions are primarily associated with initiatives attributable to restructuring and realignment of manufacturing operations and management structures as well as the pursuit of certain transaction opportunities. In addition, we evaluate our long-lived assets for impairment whenever events or changes in circumstances including the aforementioned, indicate that the carrying amounts may not be recoverable.
Special charges for the three months ended June 30, 2015 were $6.6 million and consist of the following components:

•	$2.3 million related to separation and severance expenses associated with our plant realignment cost initiatives;

•	$1.3 million related to integration costs associated with our acquisition of Fiberweb;

•	$1.1 million related to transaction costs and integration costs associated with our acquisition of Providência;

•	$0.4 million related to transaction costs associated with our acquisition of Dounor; and

•	$1.5 million related to other corporate initiatives.
Special charges for the three months ended June 28, 2014 were $24.3 million and consist of the following components:

•	$12.4 million related to professional fees and other transaction costs associated with our acquisition of Providência;

•	$7.1 million related to separation and severance expenses associated with our plant realignment cost initiatives;

•	$4.5 million related to transaction costs and integration costs associated with our acquisition of Fiberweb; and

•	$0.3 million related to other corporate initiatives.
The amounts included in Special charges, net have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.
Other Operating, net
For the three months ended June 30, 2015, other operating expense totaled $0.2 million, of which $0.6 million was associated with foreign currency losses on operating assets and liabilities. In addition, we recognized $0.4 million related to other operating income. Other operating expense for the three months ended June 28, 2014 was $3.9 million. Amounts associated with foreign currency losses on operating assets and liabilities totaled $4.7 million. These losses were partially offset by $0.8 million of other operating income.
Other Income (Expense)
Interest expense for the three months ended June 30, 2015 and the three months ended June 28, 2014 was $27.0 million and $20.9 million, respectively. The increase primarily relates to interest expense and the amortization of debt issuance costs associated with the Term Loans and our Senior Unsecured Notes, both of which have been used to fund recent acquisitions.
In association with the acquisition of Dounor, we incurred $3.3 million of loan acquisition costs, of which $2.8 million was expensed as incurred during the three months ended June 30, 2015. These costs relate to common lenders included in the second incremental term loan amendment to our existing Senior Secured Credit Agreement. In addition, we redeemed $200.0 million of our 7.75% Senior Secured Notes on May 8, 2015 at a redemption price of 103.875% of the aggregate principal amount plus any accrued and unpaid interest. As a result, we recognized a loss on debt extinguishment of $10.2 million. Combined, these amounts totaled $13.0 million and are recorded within Debt modification and extinguishment costs in the Consolidated Statements of Comprehensive Income (Loss). In association with the Providência Acquisition, we incurred $21.3 million of loan acquisition costs, of which $10.7 million was expensed as incurred during the three months ended June 28, 2014. These costs relate to common lenders included in the first incremental term loan amendment to our existing Senior Secured Credit Agreement.
Foreign currency and other, net contributed $3.2 million for the three months ended June 30, 2015. The main driver of the income related to $2.2 million associated with foreign currency gains on non-operating assets and liabilities, primarily intercompany loans. A majority of the gain related to the South America region as the U.S. dollar weakened against local currencies in Brazil and Argentina. Other non-operating income totaled $1.0 million for the period and primarily consisted of gains on the sale of assets partially offset by factoring fees and $0.3 million associated with the changes in fair value of a series of call options related to both the Mandatory Tender Offer and the deferred portion of the Providência purchase price. In addition, changes in the fair value of a call option associated with the consideration paid for our acquisition of Dounor was a loss of $0.1 million.
For the three months ended June 28, 2014, Foreign currency and other, net provided a $10.0 million benefit. The main driver of the benefit related to the settlement of a foreign exchange forward contract associated with the Providência Acquisition, which provided $8.0 million of income realized at the date of acquisition. In addition, we recognized $3.7 million associated with the changes in fair value of a series of call options related to both the Mandatory Tender Offer and the deferred portion of the Providência purchase price. Other benefits included $3.2 million associated with foreign currency gains on non-operating assets and liabilities. However, these amounts were partially offset by $0.6 million of other non-operating expenses, primarily associated with factoring fees and $4.3 million of expenses associated with Providência.
Income Tax (Provision) Benefit
During the three months ended June 30, 2015, we recognized an income tax provision of $3.3 million on consolidated pre-tax book loss from continuing operations of $4.3 million. During the three months ended June 28, 2014, we recognized income tax benefit of $5.4 million on consolidated pre-tax book loss from continuing operations of $27.4 million. As a result, our effective income tax rate was 78.0% and 19.8%, respectively. The combination of our income tax provision and our recorded loss from operations before income taxes resulted in a negative effective tax rate for the current period.
The change in our effective tax rate was primarily driven by incremental operating losses of $29.6 million in the current period for which we recorded a full valuation allowance. In addition, our effective tax rate was impacted by foreign withholding taxes for which tax credits are not anticipated, changes in the amounts recorded for tax uncertainties, and foreign taxes calculated at statutory rates different than the U.S. federal statutory rate.
Earnings Attributable to Noncontrolling Interest and Redeemable Noncontrolling Interest

Earnings attributable to noncontrolling interest and to redeemable noncontrolling interest for the three months ended June 30, 2015 was $1.2 million. Noncontrolling interest and redeemable noncontrolling interest represent the minority partners' interest in the income or loss of consolidated subsidiaries which are not wholly-owned by us. Our acquisition of Providência represents a 71.25% controlling interest and the remaining 28.75% is recorded as redeemable noncontrolling interest on our Consolidated Balance Sheets. As a result, we reduced our results by $1.4 million related to the redeemable noncontrolling interest during the current period. In association with the acquisition of Fiberweb, the Company assumed control of Terram Geosynthetics Private Limited, a joint venture located in Gujarat, India ("Terram") in which we maintain a 65% controlling interest. As a result, increased our results by $0.2 million related to the noncontrolling interest during the current period. Earnings attributable to noncontrolling interests for the three months ended June 28, 2014 was $2.3 million, which further reduced our results. Amounts associated with Providência and Terram were $2.1 million and $0.2 million, respectively.
Six Months Ended June 30, 2015 Compared to the Six Months Ended June 28, 2014
The following table sets forth the period change for each category of the Statement of Comprehensive Income (Loss) for the six months ended June 30, 2015 as compared to the six months ended June 28, 2014, as well as each category as a percentage of net sales:

				Percentage of Net Sales for the Respective Period End
In thousands	Six Months Ended June 30, 2015	Six Months Ended June 28, 2014	Period Change Favorable (Unfavorable)	June 30, 2015	June 28, 2014
Net sales	$918,932	$862,482	$56,450	100.0%	100.0%
Cost of goods sold	(707,990)	(701,431)	(6,559)	77.0%	81.3%
Gross profit	210,942	161,051	49,891	23.0%	18.7%
Selling, general and administrative expenses	(131,164)	(119,703)	(11,461)	14.3%	13.9%
Special charges, net	(12,635)	(32,975)	20,340	1.4%	3.8%
Other operating, net	1,234	(4,924)	6,158	(0.1)%	0.6%
Operating income (loss)	68,377	3,449	64,928	7.4%	0.4%
Other income (expense):
Interest expense	(54,644)	(38,823)	(15,821)	5.9%	4.5%
Debt modification and extinguishment costs	(13,004)	(10,738)	(2,266)	1.4%	1.2%
Foreign currency and other, net	(40,706)	14,962	(55,668)	4.4%	(1.7)%
Income (loss) before income taxes	(39,977)	(31,150)	(8,827)	(4.4)%	(3.6)%
Income tax (provision) benefit	(7,865)	(287)	(7,578)	0.9%	—%
Net income (loss)	(47,842)	(31,437)	(16,405)	(5.2)%	(3.6)%
Less: Earnings attributable to noncontrolling interest and redeemable noncontrolling interest	860	(2,293)	3,153	(0.1)%	0.3%
Net income (loss) attributable to AVINTIV	$(48,702)	$(29,144)	$(19,558)	(5.3)%	(3.4)%
Volumes
Volumes sold for the six months ended June 30, 2015 were 255.3 kMT, a 53.5 kMT increase compared with the six months ended June 28, 2014. A reconciliation presenting the components of the period change by each of our reportable segments is as follows:

In kMT	North America	South America	Europe	Asia	Total
YTD June - 2014	90.0	$26.3	59.4	26.1	201.8
Changes due to:
Volume	3.4	1.7	(3.6)	1.0	2.5
Acquisitions	13.8	29.4	7.8	—	51.0
Sub-total	17.2	31.1	4.2	1.0	53.5
YTD June - 2015	107.2	$57.4	63.6	27.1	255.3
Net Sales
Net sales for the six months ended June 30, 2015 were $918.9 million, a $56.4 million increase compared with the six months ended June 28, 2014. A reconciliation presenting the components of the period change by each of our reportable segments is as follows:

In millions	North America	South America	Europe	Asia	Total
YTD June - 2014	$388.7	$97.0	$283.1	$93.7	$862.5
Changes due to:
Volume	14.8	5.7	(17.2)	3.9	7.2
Acquisitions	36.6	84.7	18.0	—	139.3
Price/product mix	(23.6)	(5.9)	(9.2)	(2.7)	(41.4)
Currency translation	(5.8)	—	(42.4)	(0.5)	(48.7)
Sub-total	22.0	84.5	(50.8)	0.7	56.4
YTD June - 2015	$410.7	$181.5	$232.3	$94.4	$918.9
For the six months ended June 30, 2015, higher volume-related activity increased net sales by $146.5 million compared with the six months ended June 28, 2014. The primary driver of the increase related to our acquisition of Providência, which provided $121.3 million of incremental net sales during the current period. Their results reflected a return to normalized operations from the line shutdowns that occurred prior to the June 11, 2014 acquisition date. The acquisition of Dounor added $18.0 million of net sales since its acquisition date. Excluding acquisitions, incremental volume increased net sales by $7.2 million as improvements were realized across all regions except Europe. Continued strong demand in the hygiene, wipes and technical specialties markets enabled North America to mitigate weather impacts in the construction markets and the closure of a manufacturing facility. Improvements in the hygiene markets and a recent manufacturing line upgrade helped provide $5.7 million of incremental sales from volume growth in South America. Softer volumes impacted the healthcare and technical specialty markets in the region. A reduction in volume in Europe, primarily driven by lower sales into the hygiene and industrial markets, lowered net sales by $17.2 million. In addition, the volume reductions in Europe also reflected the consolidation of our manufacturing facilities in Germany in connection with the exit of the European roofing business during 2014. In Asia, improvements were driven by increased hygiene sales volumes.
For the six months ended June 30, 2015, the impacts of net selling prices/product mix lowered net sales by $41.4 million compared with the six months ended June 28, 2014. The decrease, which was primarily driven by our passing through lower raw material costs associated with index-based selling agreements, impacted North America, South America and Europe. In addition, lower sales prices associated with lower raw material costs were partially offset by positive contributions from product mix movements and other underlying price increases. Combined, these factors had a $38.7 million impact on net sales. Results in Asia were impacted by a higher proportion of sales in the hygiene markets compared with the healthcare markets, which have higher average selling prices. Other factors that contributed to the $2.7 million decrease included increased activity in the secondary markets and a competitive pricing environment.
Gross Profit
Gross profit for the six months ended June 30, 2015 was $210.9 million, a $49.9 million increase compared with the six months ended June 28, 2014. The primary driver of the increase related to the contributions from Providência, which represented an incremental $30.3 million for the period. The acquisition of Dounor provided an additional $2.9 million since its acquisition date. In addition, improved spreads as a result of favorable raw material trends during the period provided year-over-year improvements in North America and South America. Another factor that contributed to the increase in gross profit was a reduction in our overhead component of cost of goods sold. The reduction was a result of the benefits of cost reduction initiatives implemented during the prior year, including the benefits from acquisition integration initiatives, as well as manufacturing efficiencies. These amounts were partially offset by the consolidation of our manufacturing facilities in Germany in connection with the exit of the European roofing business during 2014 and unfavorable product mix movements. As a result, gross profit as a percentage of net sales for the six months ended June 30, 2015 increased to 23.0% from 18.7% for the six months ended June 28, 2014.
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
Operating Income (Loss)
Operating income for the six months ended June 30, 2015 was $68.4 million, a $64.9 million increase compared with the six months ended June 28, 2014. A reconciliation presenting the components of the period change by each of our operating divisions is as follows:

In millions	North America	South America	Europe	Asia	Corporate/ Other	Total
YTD June - 2014	$40.8	$6.7	$10.3	$8.9	$(63.2)	$3.5
Changes due to:
Volume	3.7	1.2	(4.2)	1.1	—	1.8
Acquisitions	8.3	10.2	0.2	—	—	18.7
Price/product mix	(24.4)	(8.6)	(15.7)	(9.5)	—	(58.2)
Raw material cost	35.4	8.8	16.4	7.3	—	67.9
Manufacturing costs	(3.0)	2.0	7.9	2.1	—	9.0
Currency translation	(0.8)	2.4	(3.8)	—	5.9	3.7
Depreciation and amortization	(1.9)	(0.5)	5.9	(0.1)	(1.6)	1.8
Purchase accounting	1.8	2.0	0.6	—	—	4.4
Special charges	—	—	—	—	20.3	20.3
All other	0.9	(0.9)	1.0	—	(5.5)	(4.5)
Sub-total	20.0	16.6	8.3	0.9	19.1	64.9
YTD June - 2015	$60.8	$23.3	$18.6	$9.8	$(44.1)	$68.4
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended June 30, 2015 were $131.2 million, a $11.5 million increase compared with the six months ended June 28, 2014. The increase was primarily related to the inclusion of Providência, which added an incremental $10.3 million of costs for the period. In addition, the inclusion of Dounor since their acquisition date which added an additional $2.0 million for the period. Other selling, general and administrative expenses decreased $0.8 million compared to the prior year. Factors that contributed to the decrease included lower costs for freight, a result of exiting the European roofing business during 2014 and an increase in local sales in South America. In addition, we realized lower sales and marketing expenses primarily as a result of the integration of Fiberweb. These costs were partially offset by higher employee-related expenses as well as increased Blackstone-related management fees and costs related to third-party fees and expenses. As a result, selling, general and administrative expenses as a percentage of net sales increased to 14.3% for the six months ended June 30, 2015 from 13.9% for the six months ended June 28, 2014.
Special Charges, net
Consistent with our past business strategy, we periodically incur costs related to corporate-level decisions or Board of Director actions. These actions are primarily associated with initiatives attributable to restructuring and realignment of manufacturing operations and management structures as well as the pursuit of certain transaction opportunities. In addition, we evaluate our long-lived assets for impairment whenever events or changes in circumstances including the aforementioned, indicate that the carrying amounts may not be recoverable.

Special charges for the six months ended June 30, 2015 were $12.6 million and consist of the following components:

•	$3.3 million related to separation and severance expenses associated with our plant realignment cost initiatives;

•	$3.1 million related to integration costs associated with our acquisition of Fiberweb;

•	$2.2 million related to transaction costs and integration costs associated with our acquisition of Providência;

•	$0.8 million related to transaction costs associated with our acquisition of Dounor; and

•	$3.2 million related to other corporate initiatives.
Special charges for the six months ended June 28, 2014 were $33.0 million and consist of the following components:

•	$14.9 million related to professional fees and other transaction costs associated with our acquisition of Providência;

•	$10.0 million related to separation and severance expenses associated with our plant realignment cost initiatives;

•	$7.5 million related to transaction costs and integration costs associated with our acquisition of Fiberweb; and

•	$0.6 million related to other corporate initiatives.
The amounts included in Special charges, net have not been allocated to our reportable business divisions because our management does not evaluate such charges on a division-by-division basis. Division operating performance is measured and evaluated before such items.
Other Operating, net
For the six months ended June 30, 2015, other operating income totaled $1.2 million, of which $0.3 million was associated with foreign currency gains on operating assets and liabilities. In addition, we recognized $0.9 million related to other operating income. Other operating expense for the six months ended June 28, 2014 was $4.9 million. Amounts associated with foreign currency losses on operating assets and liabilities totaled $6.6 million. These losses were partially offset by $1.7 million of other operating income.
Other Income (Expense)
Interest expense for the six months ended June 30, 2015 and the six months ended June 28, 2014 was $54.6 million and $38.8 million, respectively. The increase primarily relates to interest expense and the amortization of debt issuance costs associated with the Term Loans and our Senior Unsecured Notes, both of which have been used to fund recent acquisitions.
In association with the acquisition of Dounor, we incurred $3.3 million of loan acquisition costs, of which $2.8 million was expensed as incurred during the three months ended June 30, 2015. These costs relate to common lenders included in the second incremental term loan amendment to our existing Senior Secured Credit Agreement. In addition, we redeemed $200.0 million of our 7.75% Senior Secured Notes on May 8, 2015 at a redemption price of 103.875% of the aggregate principal amount plus any accrued and unpaid interest. As a result, we recognized a loss on debt extinguishment of $10.2 million. Combined, these amounts totaled $13.0 million and are recorded within Debt modification and extinguishment costs in the Consolidated Statements of Comprehensive Income (Loss). In association with the Providência Acquisition, we incurred $21.3 million of loan acquisition costs, of which $10.7 million was expensed as incurred during the three months ended June 28, 2014. These costs relate to common lenders included in the first incremental term loan amendment to our existing Senior Secured Credit Agreement.
Foreign currency and other, net was an expense of $40.7 million for the six months ended June 30, 2015. The main driver of the expense related to $39.7 million associated with foreign currency losses on non-operating assets and liabilities, primarily intercompany loans. A majority of the loss related to the South America region as the U.S. dollar strengthened significantly against local currencies in Brazil and Argentina. In addition, non-operating asset values in Europe created currency losses as the Euro weakened against the U.S. dollar. Other non-operating expenses totaled $1.0 million for the period and included $2.2 million associated with the changes in fair value of a series of call options related to both the Mandatory Tender Offer and the deferred portion of the Providência purchase price. In addition, changes in the fair value of a call option associated with the consideration paid for our acquisition of Dounor was a loss of $0.2 million. These amounts were partially offset by non-operating income of $1.4 million which primarily consisted of gains on the sale of assets partially offset by factoring fees.
For the six months ended June 28, 2014, Foreign currency and other, net provided a $15.0 million benefit. The main driver of the benefit related to the settlement of a foreign exchange forward contract associated with the Providência Acquisition, which provided $18.9 million of income realized at the date of acquisition. In addition, we recognized $3.5 million associated with the changes in fair value of a series of call options related to both the Mandatory Tender Offer and the deferred portion of the Providência purchase price. These amounts were partially offset by $2.1 million associated with foreign currency losses on non-operating assets and liabilities as well as $1.0 million of other non-operating expenses, primarily associated with factoring fees. In addition, we incurred $4.3 million of expenses associated with Providência.
Income Tax (Provision) Benefit
During the six months ended June 30, 2015, we recognized an income tax provision of $7.9 million on consolidated pre-tax book loss from continuing operations of $40.0 million. During the six months ended June 28, 2014, we recognized an income tax provision of $0.3 million on consolidated pre-tax book loss from continuing operations of $31.2 million. As a result, our effective income tax rate was 19.7% and 0.1%, respectively. The combination of our income tax provision and our recorded loss from operations before income taxes resulted in a negative effective tax rate for each period.
The change in our effective tax rate was primarily driven by incremental operating losses of $71.8 million in the current period for which we recorded a full valuation allowance. In addition, our effective tax rate was impacted by foreign withholding taxes for which tax credits are not anticipated, changes in the amounts recorded for tax uncertainties, and foreign taxes calculated at statutory rates different than the U.S. federal statutory rate. During the six months ended June 28, 2014, a French subsidiary of ours joined the Company’s unitary French filing group. This resulted in a $1.9 million increase to our French valuation allowance discrete to the prior year period.
Earnings Attributable to Noncontrolling Interest and Redeemable Noncontrolling Interest
Earnings attributable to noncontrolling interest and to redeemable noncontrolling interest for the six months ended June 30, 2015 was $0.9 million. Noncontrolling interest and redeemable noncontrolling interest represent the minority partners' interest in the income or loss of consolidated subsidiaries which are not wholly-owned by us. Our acquisition of Providência represents a 71.25% controlling interest and the remaining 28.75% is recorded as redeemable noncontrolling interest on our Consolidated Balance Sheets. As a result, we reduced our results by $1.0 million related to the redeemable noncontrolling interest during the current period. In association with the acquisition of Fiberweb, the Company assumed control of Terram Geosynthetics Private Limited, a joint venture located in Gujarat, India ("Terram") in which we maintain a 65% controlling interest. As a result, we increased our results by $0.1 million related to the noncontrolling interest during the current period. Earnings attributable to noncontrolling interests for the six months ended June 28, 2014 was $2.3 million, which further reduced our results. Amounts associated with Providência and Terram were $2.1 million and $0.2 million, respectively.

Liquidity and Capital Resources
The following table contains several key measures of our financial condition and liquidity:

In millions	June 30, 2015	December 31, 2014
Balance Sheet Data:
Cash and cash equivalents	$187.3	$178.5
Operating working capital (1)	128.7	100.1
Total assets	1,991.4	2,035.2
Total debt	1,555.2	1,482.8
Deferred purchase price	38.1	42.4
Redeemable noncontrolling interest	82.1	89.2
Total AVINTIV shareholders’ equity (deficit)	(86.4)	(24.4)
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
On January 28, 2011, pursuant to an Agreement and Plan of Merger, dated as of October 4, 2010, we were acquired by affiliates of Blackstone along with certain members of the Company's management for an aggregate purchase price of $403.5 million. In addition, we have subsequently increased our debt balances in association with our acquisitions of Fiberweb, Providência and Dounor. As a result, we are highly leveraged. Accordingly, our liquidity requirements are significant, primarily due to our debt service requirements. Cash interest payments for the six months ended June 30, 2015 were $57.9 million. We had $187.3 million of cash and cash equivalents on hand and an additional $44.4 million of undrawn availability under our ABL Facility as of June 30, 2015. The availability under our ABL Facility is determined in accordance with a borrowing base which can fluctuate due to various factors.
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
At June 30, 2015, we had $187.3 million of cash and cash equivalents on hand, of which $70.2 million was held by subsidiaries outside of the U.S., the majority of which was available for repatriation through various intercompany arrangements. In addition, our U.S. legal entities in the past have also borrowed cash, on a temporary basis, from our foreign subsidiaries to meet U.S. obligations via short-term intercompany loans. Our U.S. legal entities may in the future borrow from our foreign subsidiaries. Approximately $7 million of cash and cash equivalents held by subsidiaries outside of the U.S. is considered permanently reinvested. If management decided to repatriate these earnings we do not believe we would incur significant tax liability in the U.S. due to our net operating losses.

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
Cash Flows
The following table sets forth the major categories of cash flows:

In millions	Six Months Ended June 30, 2015	Six Months Ended June 28, 2014
Cash Flow Data:
Net cash provided by (used in) operating activities	$31.1	$10.2
Net cash provided by (used in) investing activities	(83.6)	(390.2)
Net cash provided by (used in) financing activities	65.2	505.6
Total	$12.7	$125.6
Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2015 was $31.1 million, of which net income provided $29.7 million after adjusting for non-cash transactions. Working capital requirements used $34.1 million. The primary driver of the working capital outflow related to accounts payables and accrued expenses, which decreased $54.2 million. Trade accounts payable were impacted by the timing of supplier payments while accrued expenses were impacted by the timing of vendor payments and the bi-annual interest payment associated with our Senior Secured Notes and employee-related expenses. In addition, accounts receivables increased $1.6 million, which resulted from higher sales volumes. These amounts were partially offset by a decrease in inventory and other current assets of $19.8 million and $2.0 million, respectively. The reduction in inventory resulted from the lower average purchase price of raw materials since the beginning of the year. Other current assets was impacted by the timing of prepaid items as well as the timing of payment from our factoring agents. We continue to focus on working capital management, however, changes in raw material prices and the associated lag effect on selling prices can impact accounts receivable and inventory balances.
Net cash provided by operating activities for the six months ended June 28, 2014 was $10.2 million, of which net income provided $27.2 million after adjusting for non-cash transactions. Working capital requirements used $26.0 million. The primary driver of the working capital outflow related to a $12.0 million increase in accounts receivable, which resulted from our passing through higher raw material costs associated with index-based selling agreements and market-based pricing trends. Inventory increased $6.5 million as a result of the higher average purchase price of raw materials since the beginning of the year. Other current assets increased $6.0 million primarily due to the timing of prepaid items as well as the timing of payments from our factoring agents. In addition, accounts payable and accrued expenses decreased $1.5 million. Trade accounts payable were impacted by the timing of supplier payments while accrued expenses were impacted by the timing of vendor payments, restructuring programs and employee-related expenses.
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

Investing Activities
Net cash used in investing activities for the six months ended June 30, 2015 was $83.6 million. The primary driver of the outflow related to the acquisition of Dounor, where we acquired the company for an aggregate purchase price of $59.6 million ($58.2 million net of cash acquired). Property, plant and equipment expenditures totaled $29.0 million and related to machinery and equipment upgrades that extend the useful life and/or increased the functionality of the asset as well as other various projects.
Net cash used in investing activities for the six months ended June 28, 2014 was $390.2 million. The primary driver of the outflow related to the Providência Acquisition, where we acquired Providência for an aggregate purchase price of $424.8 million, of which $356.3 million was cash consideration, net of cash acquired). Property, plant and equipment expenditures totaled $33.8 million and related to machinery and equipment upgrades that extend the useful life and/or increased the functionality of the asset as well as other various projects.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2015 was $65.2 million. The primary driver of the inflow related to the $283.0 million of proceeds from borrowings under an incremental term loan amendment to our existing Senior Secured Credit Agreement as amended. The borrowings were primarily used to fund the acquisition of Dounor and to redeem $200.0 million of the outstanding principal amount of our outstanding 7.75% Senior Secured Notes due 2019. Other borrowings and repayments primarily related to short-term credit facilities used to finance various investments in Non-U.S. jurisdictions and other certain liquidity requirements. In addition, cash outflows for debt modification and issuance costs totaled $11.0 million.
Net cash provided by financing activities for the six months ended June 28, 2014 was $505.6 million. The primary driver of the inflow related to the $310 million of proceeds from borrowings under an incremental term loan amendment to our existing Senior Secured Credit Agreement as well as the proceeds from the issuance of $210.0 million of 6.875% Senior Unsecured Notes. These amounts were used to fund the Providência Acquisition. Other borrowings totaled $20.6 million and primarily related to short-term credit facilities used to finance various liquidity requirements, including insurance premium payments and short-term working capital needs. These amounts were partially offset by repayments of $13.7 million and $21.3 million of debt issuance costs.
Indebtedness
The following table summarizes outstanding debt at June 30, 2015:

In thousands	Currency	Matures	Interest Rate	Outstanding Balance
Term Loans	USD	2018	5.25%	$981,336
Senior Secured Notes	USD	2019	7.75%	304,000
Senior Unsecured Notes	USD	2019	6.875%	210,000
ABL Facility	USD	2016	—	—
Argentina credit facilities:
Nacion Facility	USD	2016	3.13%	3,343
Galicia Facility	ARS	2016	15.25%	1,375
China Credit Facility	USD	2015	5.62%	—
Brazil Export Credit Facility	BRL	2016	8.00%	15,806
India Loans	INR	2017	14.70%	1,905
Capital lease obligations	Various	2015-2019	Various	709
Total long-term debt including current maturities				1,518,474
Short-term borrowings	Various	2015	Various	36,761
Total debt				$1,555,235

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
On June 10, 2014, we entered into an incremental term loan amendment (the "First Incremental Amendment") to the existing Senior Secured Credit Agreement, in which we obtained $415.0 million of commitments for incremental term loans, the terms of which are substantially identical to the terms of the Term Loans. Pursuant to the First Incremental Amendment, we borrowed $310.0 million, the proceeds of which were used to fund a portion of the consideration paid for the Providência Acquisition. The remaining commitments were used during the third quarter of 2014 to repay existing indebtedness. Loan acquisition costs related to the First Incremental Amendment totaled $13.8 million. Per ASC 470, "Modifications and Extinguishments" ("ASC 470"), loan acquisition costs related to new lenders are capitalized in the Consolidated Balance Sheets and are amortized over the term of the loan to which such costs relate. Costs related to common lenders are expensed during the period incurred. As a result, we capitalized $3.1 million within Intangible assets and expensed $10.7 million within Debt modification and extinguishment costs during the second quarter of 2014.
On April 17, 2015, we entered into an incremental term loan amendment and limited waiver (the "Second Incremental Amendment") to the existing Senior Secured Credit Agreement as amended, in which we obtained $283.0 million of commitments for incremental term loans, the terms of which are substantially identical to the terms of the Term Loans. In addition, the amendment provides for a limited waiver to permit, among other things, us to incur the additional incremental term loans, so long as we are in pro forma compliance with a senior secured net leverage ratio not exceeding 4.50:1.00. Pursuant to the Second Incremental Amendment, we borrowed $283.0 million, the proceeds of which were partially used to fund the consideration paid for the acquisition of Dounor. The remaining commitments were primarily used to redeem $200.0 million of the outstanding principal amount of our outstanding 7.75% Senior Secured Notes due 2019 at a redemption price of 103.875% of the aggregate principal amount plus accrued and unpaid interest to, but excluding, the redemption date. Loan acquisition costs related to the Second Incremental Amendment totaled $3.3 million. Per ASC 470, loan acquisition costs related to new lenders are capitalized in the Consolidated Balance Sheets and are amortized over the term of the loan to which such costs relate. Costs related to common lenders are expensed during the period incurred. As a result, we capitalized $0.5 million within Intangible assets and expensed $2.8 million within Debt modification and extinguishment costs during the second quarter of 2015.
The Term Loans are secured (i) together with the Tranche 2 (as defined below) loans, on a first-priority lien basis by substantially all of our assets and the assets of any existing and future subsidiary guarantors (other than collateral securing the ABL Facility on a first-priority basis), including all of our capital stock and the capital stock of each restricted subsidiary (which, in the case of foreign subsidiaries, will be limited to 65% of the capital stock of each first-tier foreign subsidiary) and (ii) on a second-priority basis by the collateral securing the ABL Facility, in each case, subject to certain exceptions and permitted liens. We may voluntarily repay outstanding loans at any time without premium or penalty, other than voluntary prepayment of Term Loans in connection with a repricing transaction on or prior to the date that is six months after the closing date of the Second Incremental Amendment and customary "breakage" costs with respect to LIBOR loans.
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
Under the credit agreement governing the Term Loans, our ability to engage in activities such as incurring additional indebtedness, making investments, refinancing certain indebtedness, paying dividends and entering into certain merger transactions is governed, in part, by our ability to satisfy tests based on Adjusted EBITDA (defined as EBITDA in the credit agreement governing the Terms Loans).

Senior Secured Notes
In connection with the Merger, we issued $560.0 million of 7.75% Senior Secured Notes due 2019 on January 28, 2011. The Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis, by each of our wholly-owned domestic subsidiaries. Interest on the Senior Secured Notes is paid semi-annually on February 1 and August 1 of each year. On July 23, 2014, we redeemed $56.0 million aggregate principal amount of the Senior Secured Notes at a redemption price of 103.0% of the aggregate principal amount plus any accrued and unpaid interest to, but excluding, July 23, 2014. The redemption amount was funded by proceeds from the First Incremental Amendment. Per ASC 470, we recognized a loss on debt extinguishment of $2.6 million during the third quarter of 2014, which included $0.9 million related to unamortized debt issuance costs. On May 8, 2015, we redeemed $200.0 million aggregate principal amount of Senior Secured Notes at a redemption price of 103.875% of the aggregate principal amount plus any accrued amount and unpaid interest to, but excluding May 8, 2015. The redemption amount was funded by a portion of proceeds from the Second Incremental Amendment. Per ASC 470, we recognized a loss on debt debt extinguishment of $10.2 million during the second quarter of 2015, which included $2.5 million related to unamortized debt issuance costs. As the nature of these transactions relate to non-operating events, the losses on debt extinguishment are included in Debt modifications and extinguishment costs.
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

On November 26, 2013, we entered into an amendment to the ABL Facility which increased the Tranche 1 revolving credit commitments by $30.0 million (for a total aggregate revolving credit commitment of $80.0 million) as well as made certain other changes to the agreement. In addition, we increased the amount by which we can request that the ABL Facility be increased at our option to an amount not to exceed $75.0 million. The effectiveness of the amendment was subject to the satisfaction of certain specified closing conditions by no later than January 31, 2014, all of which were satisfied prior to such date. On April 17, 2015, we entered into an amendment and limited waiver to the ABL Facility which provides for a limited waiver to permit, among other things, us to incur the additional incremental term loans under the Senior Secured Credit Agreement governing our Term Loans, so long as we are in pro forma compliance with a senior secured net leverage ratio not exceeding 4.50:1.00.
Based on current average excess availability, the borrowings under the ABL Facility will bear interest at a rate per annum equal to, at our option, either (A) British Bankers Association LIBOR Rate (“LIBOR”) (adjusted for statutory reserve requirements) plus a margin of (i) 2.00% in the case of Tranche 1 or (ii) 4.00% in the case of Tranche 2; or (B) the higher of (a) the rate of interest in effect for such day as publicly announced from time to time by Citibank, N.A. as its "prime rate" and (b) the federal funds effective rate plus 0.5% of 1.0% (“ABR”) plus a margin of (x) 1.00% in the case of Tranche 1 or (y) 3.00% in the case of the Tranche 2. As of June 30, 2015, we had no outstanding borrowings under the ABL Facility. The borrowing base availability was $63.3 million. Outstanding letters of credit in the aggregate amount of $18.9 million left $44.4 million available for additional borrowings. The aforementioned letters of credit were primarily provided to certain administrative service providers and financial institutions. None of these letters of credit had been drawn on as of June 30, 2015.
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
In connection with the Merger, we repaid and terminated the Argentine peso-denominated loan. In addition, the U.S. dollar-denominated loan was adjusted to reflect its fair value as of the date of the Merger. As a result, we recorded a contra-liability in Long-term debt and will amortize the balance over the remaining life of the facility. At June 30, 2015, the face amount of the outstanding indebtedness under the U.S. dollar-denominated loan was $3.5 million, with a carrying amount of $3.3 million and a weighted average interest rate of 3.13%.
Galicia Facility
On September 27, 2013, our subsidiary in Argentina entered into an arrangement with a banking institution in Argentina in order to partially finance the upgrade of a manufacturing line at its facility located near Buenos Aires, Argentina. The maximum borrowings available under the facility, excluding any interest added to principal, is 20.0 million Argentine pesos (approximately $3.5 million). The three-year term of the agreement began with the date of the first draw down on the facility, which occurred in the third quarter of 2013, with payments required in twenty-five equal monthly installments beginning after one year. Borrowings will bear interest at 15.25%. As of June 30, 2015, the outstanding balance under the facility was $1.4 million. The remainder of the upgrade is expected to be financed by existing cash balances and cash generated from operations.
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
The maximum borrowings available under the facility, excluding any interest added to principal, were $25.0 million. At December 31, 2014, the outstanding balance under the Hygiene Facility was $18.9 million with a weighted-average interest rate of 5.43%. We repaid $8.4 million of the principal balance during the three months ended March 31, 2015, with the remainder paid during the current period in each case using the proceeds of short-term borrowing. As a result, we had no outstanding balance remaining under the Hygiene Facility at June 30, 2015.
Brazil Export Credit Facility
As a result of the acquisition of Providência, we assumed a Brazilian real-denominated export credit facility with Itaú Unibanco S.A., pursuant to which Providência borrowed R$50.0 million in the first quarter of 2013 for the purpose of financing certain export transactions from Brazil. Borrowings bear interest at 8.0% per annum, payable quarterly. The facility matures in February 2016 and is unsecured. As of the date of the acquisition, we adjusted the outstanding balance to reflect its fair value. As a result, we recorded a contra-liability in Long-term debt and will amortize the balance into Interest expense over the remaining life of the facility. At June 30, 2015, the face amount of the outstanding indebtedness under the facility was $16.1 million, with a carrying amount of $15.8 million.
India Indebtedness
As a result of the acquisition of Fiberweb Limited ("Fiberweb"), we indirectly assumed control of Terram Geosynthetics Private Limited, a joint venture located in Mundra, India in which we maintain a 65% controlling interest. As part of the net assets acquired, we assumed $3.8 million of debt (including short-term borrowings) that was entered into with a banking institution in India. Current amounts outstanding primarily relate to a 14.70% term loan, due in 2017, used to purchase fixed assets. Other amounts relate to a short-term credit facility used to finance working capital requirements (included in Short-term borrowings in the Consolidated Balance Sheets). Combined, the outstanding balances totaled $2.8 million at June 30, 2015.
Other Indebtedness
We periodically enter into short-term credit facilities in order to finance various liquidity requirements, including insurance premium payments and short-term working capital needs. Borrowings under these facilities are included in Short-term borrowings in the Consolidated Balance Sheets. At June 30, 2015 and December 31, 2014, outstanding amounts related to such facilities were $36.8 million and $17.0 million, respectively. The increase in the outstanding balance is primarily related to borrowings from a third-party banking institution in China, the proceeds of which were used to repay outstanding amounts under the China Credit Facility. As a result, we reduced the interest rate on the outstanding debt as well as extended the maturity date. We also have documentary letters of credit not associated with the ABL Facility. These letters of credit are primarily provided to certain raw material vendors and amounted to $8.7 million and $7.8 million at June 30, 2015 and December 31, 2014, respectively. None of these letters of credit have been drawn on.
Factoring Agreements
In the ordinary course of business, we may utilize accounts receivable factoring arrangements with third-party financial institutions in order to accelerate its cash collections from product sales. These arrangements involve the ownership transfer of eligible U.S. and non-U.S. trade accounts receivable, without recourse or discount, to a third party financial institution in exchange for cash. The maximum amount of outstanding advances at any one time is $20.0 million under the U.S. based program and $79.9 million (measured at June 30, 2015 foreign exchange rates) under the non-U.S. based program. At June 30, 2015 , the net amount of trade accounts receivable sold to third-party financial institutions, and therefore excluded from our accounts receivable balance, was $75.9 million. Amounts due from the third-party financial institutions were $8.3 million at June 30, 2015 . In the future, we may increase the sale of receivables or enter into additional factoring agreements.
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
We believe that the most directly comparable GAAP measure to Adjusted EBITDA is Net income (loss) attributable to AVINTIV Specialty Materials Inc. The following table reconciles Net income (loss) attributable to AVINTIV Specialty Materials Inc. to Adjusted EBITDA for the periods presented:

In thousands	Three Months Ended June 30, 2015	Three Months Ended June 28, 2014	Six Months Ended June 30, 2015	Six Months Ended June 28, 2014
Net income (loss) attributable to AVINTIV Specialty Materials Inc.	$(8,744)	$(19,664)	$(48,702)	$(29,144)
Net income attributable to noncontrolling interest and redeemable noncontrolling interest	1,176	(2,277)	860	(2,293)
Interest expense, net	27,011	20,917	54,644	38,823
Income and franchise tax	3,625	(5,310)	8,862	572
Depreciation & amortization (a)	30,184	25,634	58,785	49,214
Purchase accounting adjustments (b)	—	3,366	—	5,903
Non-cash compensation (c)	441	504	903	1,065
Special charges, net (d)	6,613	24,264	12,635	32,975
Foreign currency and other non-operating, net (e)	(2,618)	(5,347)	40,369	(8,380)
Debt modification and extinguishment costs	13,004	10,738	13,004	10,738
Severance and relocation expenses (f)	771	972	1,822	2,020
Business optimization expense (g)	174	71	248	133
Management, monitoring and advisory fees (h)	1,537	830	3,039	1,675
Other (i)	1,018	627	1,250	627
Adjusted EBITDA	$74,192	$55,325	$147,719	$103,928

(a)	Excludes amortization of loan acquisition costs that are included in interest expense.

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
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which creates a comprehensive, five-step model for revenue recognition that requires a company to recognize revenue to depict the transfer of promised goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Under the new guidance, a company will be required to use more judgment and make more estimates when considering contract terms as well as relevant facts and circumstances when identifying performance obligations, estimating the amount of variable consideration in the transaction price and allocating the transaction price to each separate performance obligation. In addition, ASU 2014-09 enhances disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively and improves guidance for multiple-element arrangements. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016 and allows for either full retrospective or modified retrospective adoption. Early application is not permitted. We are currently evaluating the impact of adopting ASU 2014-09 on our financial results. On July 9, 2015, the FASB agreed to delay the effective date by one year. In accordance with the agreed upon delay, the new standard is effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before the original effective date of the standard. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application.
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
Stock-Based Compensation. We account for stock-based compensation awards in accordance with ASC 718, "Compensation - Stock Compensation" ("ASC 718"), which requires a fair-value based method for measuring the value of stock-based compensation. Fair value is measured once at the date of grant and is not adjusted for subsequent changes. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The Black-

Scholes option-pricing model requires the use of highly subjective assumptions which determine the fair value of stock-based awards. These assumptions include the expected term, expected volatility, risk-free interest rate and the expected dividend. In the absence of a public trading market, we determine the fair value of our common stock utilizing methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Practice Aid, “Valuation of Privately-Held-Company Equity Securities Issued as Compensation.” Our approach considered contemporaneous common stock valuations in determining the equity value of our company using a weighted combination of various methodologies, each of which can be categorized under either of the following two valuation approaches: the income approach and the market approach. The assumptions used in calculating the fair value of stock-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment.
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
Management believes there have been no significant changes during the quarter ended June 30, 2015, to the items that we disclosed as our critical accounting policies and estimates in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
The majority of our long-term financing consists of our $304.0 million of 7.75% fixed-rate, Senior Secured Notes due 2019 and $210 million of 6.875% fixed-rate, Senior Unsecured Notes due 2019. However, the remaining portion of our indebtedness, including the Term Loans, have variable interest rates, for which we have not hedged the risks attributable to fluctuations in interest rates. Hypothetically, a 1% change in the interest rate affecting our outstanding variable interest rate indebtedness at the applicable dates would change our interest expense by approximately $9.9 million and $6.5 million for the six months ended June 30, 2015 and June 28, 2014, respectively.
Foreign Currency Exchange Rate Risk
Outside of the United States, we maintain assets and operations primarily in South America, Europe and Asia.  As a result, our financial results are affected to a certain extent by changes in foreign currency exchange rates in the various countries in which our products are manufactured and/or sold.  The reported income of our foreign subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar, the Company’s functional currency, against the respective foreign currency.  We assess the market risk of changes in foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact on our operating income.  If the average exchange rate used to translate revenue from our major currencies relative to the U.S. dollar hypothetically depreciated 10%, it would have resulted in a reduction of operating income by approximately $4.0 million and $1.6 million for the six months ended ended June 30, 2015 and June 28, 2014, respectively.
On January 27, 2014, we entered into a series of financial instruments with a third-party financial institution used to minimize foreign exchange risk on the future consideration to be paid for the Providência Acquisition and the Mandatory Tender Offer. Each contract allows us to purchase a fixed amount of Brazilian reals (R$) in the future at specified U.S. Dollar rates, coinciding with either the Providência Acquisition or the Mandatory Tender Offer. At June 28, 2014, the remaining financial instruments currently outstanding relate to a series of foreign exchange call options that expire between 1 month and 4 years associated with the Mandatory Tender Offer and the deferred portion of the consideration paid for the Providência Acquisition. In addition, we assumed a variety of derivative instruments in the Providência Acquisition used to reduce the exposure to fluctuations in interest rates and foreign currencies. These financial instruments include an interest rate swap, forward foreign exchange contracts and call option contracts.
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
In periods of rising raw material costs, to the extent we are not able to pass along price increases of raw materials, or to the extent any such price increases are delayed, our cost of goods sold would increase and our operating profit would correspondingly decrease. Based on actual prior year purchase volume, if the price of polypropylene was to rise $0.01 per pound and we were not able to pass along any of such increase to our customers, we would realize a $10.6 million impact in our cost of goods sold. Significant increases in raw material prices that cannot be passed on to customers could have a material adverse effect on our results of operations and financial condition. In periods of declining raw material costs, if sales prices do not decrease at a corresponding rate, our cost of goods sold would decrease and our operating profit would correspondingly increase.
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
The Company's management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as such item is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective at a reasonable assurance level, as of the end of the period covered by this report, in ensuring that material information required to be disclosed in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
Changes in Internal Control over Financial Reporting
In reviewing internal control over financial reporting based upon the framework in Internal Control Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) at June 30, 2015, management determined that during the second quarter of 2015 there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statement of Comprehensive Income (Loss); (iii) Consolidated Statements of Changes in Stockholders' Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVINTIV Specialty Materials Inc.
(Registrant)

Date:	August 10, 2015	By:	/s/ J. Joel Hackney, Jr.
J. Joel Hackney, Jr.
President and Chief Executive Officer and Director (Principal Executive Officer)

Date:	August 10, 2015	By:	/s/ Dennis E. Norman
Dennis E. Norman
Executive Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer)

Date:	August 10, 2015	By:	/s/ James L. Anderson
James L. Anderson
Vice President & Chief Accounting Officer (Principal Accounting Officer)